Form 10-Q
period 1995-03-31
PERFORMANCE INDUSTRIES INC/OH/
filed 1995-05-12
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1995

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from           to
                                            ---------    ----------

                   Commission File Number
                                          -------------------


                 PERFORMANCE INDUSTRIES, INC., AND SUBSIDIARIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                      34-1334199
- ------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


2425 E. Camelback Road, Suite 620
Phoenix, Arizona                                        85016
- --------------------------------           -----------------------------------
(Address of principal executive offices)             (Zip Code)


          Registrant's telephone number including area code: (602) 912-0100


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----     -----
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15d of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES   X   NO
                          -----   -----


Number of shares outstanding of each of the issuer's classes of common stock as of May 2, 1995, 9,958,115 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                   Page
                                                                   ----
PART I.  FINANCIAL INFORMATION (Unaudited):

Consolidated Balance Sheets -
         March 31, 1995 and December 31, 1994                        3


Consolidated Statements of Operations -
         Three Months Ended March 31, 1995 and 1994                  4


Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1995 and 1994                  5


Notes to Consolidated Financial Statements                           6


Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8


PART II. OTHER INFORMATION:


Item I. Legal Proceedings                                           11


Item 2. Changes in Securities                                       11

Item 3. Defaults upon Senior Securities                             11

Item 4. Submission of Matters to a Vote of Security Holders         11

Item 5. Other Information                                           11

Item 6. Exhibits                                                    11

Signatures                                                          12


                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                                March 31, 1995     December 31, 1994
                                                                                                --------------    -----------------

Current Assets:
      Cash and cash equivalents ......................................................             $   1,382              $   1,142
      Restricted cash ................................................................                 2,900                  2,900
      Accounts and other receivables, net of allowance ...............................                   506                    584
      Receivable from sale of businesses, net of allowance ...........................                 1,011                  1,024
      Factored accounts receivable, net of allowance (Note 3) ........................                 2,083                  4,311
      Inventories ....................................................................                   282                    276
      Prepaid expenses and other current assets ......................................                   369                    201
      Assets held for sale ...........................................................                   231                    231
      Deferred income taxes ..........................................................                   254                    254
                                                                                                   ---------              ---------
           Total current assets ......................................................                 9,018                 10,923

Real estate under development ........................................................                 6,398                  6,014
Deferred income taxes ................................................................                 1,829                  1,829
Property and equipment, net ..........................................................                 4,917                  4,265
Other assets .........................................................................                 1,045                  1,077
                                                                                                   ---------              ---------
           Total assets ..............................................................             $  23,207              $  24,108
                                                                                                   =========              =========


Current Liabilities:
      Current portion of long-term debt ..............................................             $   4,556              $   4,394
      Accounts payable ...............................................................                   907                  1,208
      Accrued employment costs .......................................................                   441                    401
      Accrued health & accident costs (Note 4) .......................................                   614                    902
      Accrued expenses and other current liabilities .................................                   925                    982
      Factored receivables reserve (Note 3) ..........................................                   399                    889
      Liabilities subject to compromise ..............................................                 1,573                  1,573
                                                                                                   ---------              ---------
           Total current liabilities .................................................                 9,415                 10,349

Long-term debt, less current portion .................................................                 1,825                  1,849

Commitments and contingencies

Minority interest ....................................................................                   435                    416

Shareholders' Equity:
      Preferred stock, par value $1.00 per share; authorized
           100,000 shares; none issued ...............................................                  --                     --
      Common stock, no par value; authorized 20,000,000
           shares; 12,629,326 shares issued ..........................................                31,202                 31,202
      Accumulated deficit ............................................................               (16,719)               (16,710)
                                                                                                   ---------              ---------
                                                                                                      14,483                 14,492
      Treasury stock (2,671,211 and 2,796,211 shares
           respectively), at cost ....................................................                (2,951)                (2,998)
                                                                                                   ---------              ---------
                Total shareholders' equity ...........................................                11,532                 11,494
                                                                                                   ---------              ---------

                Total liabilities and shareholders' equity ...........................                23,207              $  24,108
                                                                                                   =========              =========

See accompanying notes to consolidated financial statements.





                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                                                          March 31, 1995             March 31, 1994
                                                                                          --------------             --------------

Net revenues ...............................................................               $      4,617                $      4,634

Cost of revenues ...........................................................                     (3,999)                     (4,105)
Selling general and administrative expense .................................                       (853)                       (940)
Interest expense ...........................................................                        (86)                        (21)
Other, net .................................................................                        333                         249
                                                                                           ------------                ------------

Earnings (losses) before minority interest .................................                         12                        (183)

Minority interest ..........................................................                        (19)                      - 0 -
                                                                                           ------------                ------------

Income (loss) before income taxes ..........................................                         (7)                       (183)

Income taxes ...............................................................                         (2)                          7
                                                                                           ------------                ------------

Net Income (loss) ..........................................................                        ($9)                      ($190)
                                                                                           ============                ============

Net income (loss) per common share .........................................                     ($0.00)                     ($0.02)
                                                                                           ============                ============

Average number of shares outstanding .......................................                  9,958,115                  12,072,900
                                                                                           ============                ============


See accompanying notes to consolidated financial statements.




                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

           FOR THE THREE MONTH PERIODS ENDING MARCH 31, 1994 AND 1993


                                                                                                 For the Three Months Ended March 31
                                                                                                           1994               1993
                                                                                                           ----               ----
Cash Provided By (Used In) Operating Activities:
Net (loss) ...................................................................................              ($ 9)             ($190)
Adjustments  to reconcile net (loss) to net cash provided by (used in) operating activities:
  Depreciation ...............................................................................               145                 64
  Amortization of land lease .................................................................                 6                  0
  (Decrease) in accounts and notes receivable ................................................                78               (109)
  (Increase) in inventories ..................................................................                (6)                (2)
  (Increase) in prepaid and other expenses ...................................................              (168)                (2)
  (Decrease) in accounts payable .............................................................              (301)               (29)
  Increase (decrease) in accrued employment costs ............................................                40               (263)
  (Decrease) in accrued health and accident costs ............................................              (288)               (25)
  Increase (decrease) in accrued expenses and other current assets ...........................               (25)               346
  Increase in minority interest ..............................................................                19                  0
                                                                                                      ----------         ----------
         Net cash provided by (used in) operating activities .................................              (509)              (210)

Cash Flows from Investing Activities:
  Decrease in receivables from sale of businesses, net .......................................                13              1,093
  (Increase) decrease in investment of factored receivables, net .............................             1,738               (661)
  Decrease (increase) assets held for sale ...................................................                 0                271
  Additions to property and equipment ........................................................              (797)              (338)
  Increase in real estate under development ..................................................              (390)                 0
                                                                                                      ----------         ----------
         Net cash provided by (used in) investing activities .................................               564                365

Cash Flows from Financing Activities:
  Repayment of debt ..........................................................................               (24)              (178)
  Proceeds from borrowings ...................................................................               162                  0
  (Increase) decrease in treasury stock ......................................................                47             (1,697)
                                                                                                      ----------         ----------
         Net cash provided by (used in) financing activities .................................               185             (1,875)

Net increase (decrease) in cash and cash equivalents .........................................               240             (1,720)
Cash and cash equivalents at beginning of period .............................................             1,142              5,011
Cash and cash equivalents, end of period .....................................................        $    1,382         $    3,291
                                                                                                      ==========         ==========

See accompanying notes to consolidated financial statements.




                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

(2)      Inventories:

The components of inventories were as follows (in thousands):

                                  March 31, 1995          December 31, 1994
                                  --------------          -----------------
Restaurant Inventory ..............   282                        276

(3)      Factored Accounts Receivables:

During the three month period ended March 31, 1995, the Company's factoring subsidiary had two of its customers, representing almost 50% of its year end business, obtain alternative financing. Some of the funds have been used by the Company to invest in its other subsidiary.

(4)      Accrued Health and Accident Costs:

Several product liability cases were settled during the three month period ended March 31, 1995. These were lawsuits from the automotive parts business. The settlements and related costs were approximately $288,000, which was charged against a reserve, which had been established for these suits.

(5)      Minority Interest

The Company, through its development subsidiary, owns a 71.6% interest in a limited liability company. The minority interest represents the other 28.4% ownership in this company.

(6)      Contingencies:

An investigation of environmental matters related to facilities and property owned and leased by the Company was performed to determine contingencies that could affect the Company's emergence from Chapter 11. Certain reports received by the Company identified areas of environmental contamination and potential environmental contamination. Until the completion of testing and evaluation with respect to all affected sites, the full extent of the contamination and required clean-up will not be known. Management believes that certain predecessors-in-interest may bear either full or partial liability for remediation of affected areas. Certain predecessors-in-interest and governmental agencies have been notified by the Company of the related possible liabilities. In addition, the Company has notified its insurance carriers of potential claims under its general liability and property insurance coverage from prior years. The Company has not yet determined whether any coverage of these claims exist or the amount of the coverage.

a.       Manufacturing Facility in California

This facility housed the manufacturing plant of the Wheel business. All assets at this facility have been sold and the buyer vacated the premises in 1993. The Company has filed a closure plan with the State of California for this facility.

An environmental survey was conducted in the fall of 1991. Two areas for further investigation were identified. Further investigation in the Spring of 1992 disclosed ground contamination and possible seepage into groundwater. Management believes the contamination to have existed prior to its purchase of the business in 1982 and has notified its predecessor-in-interest. The Company has accrued the estimated minimum remediation cost.

All appropriate county, state, and federal agencies have been notified regarding contamination at this site. The Company has received request for further information from a state agency. The Company may, at a later date, be ordered to undertake further testing and/or remediation at the location.

b.       Warehousing and Office Facility in Ohio ("The Facility")

In 1990, potential contamination was discovered at this location. Consultants were retained to perform testing and investigation of the site to determine the extent of the contamination. In compliance with bankruptcy statutes, rules and regulations regarding the dischargeability of claims, in January, 1993, the Company notified the Ohio Environmental Protection Agency (EPA) of contamination at the site.

Environmental studies performed determined that the contamination is confined to the site with no evidence of migration to groundwater or surrounding properties. The Company believed that a former owner/operator of the site, which is a Fortune 500 company, caused the contamination. The Company negotiated an agreement with the former owner/operator regarding indemnification for the costs of remediation. The agreement required that remediation costs be shared by the Company, the Fortune 500 company and Echlin. The Company's responsibility with respect to the agreement was to pay remediation costs and to guarantee payment of costs by Echlin related to specific clean-up areas pursuant to a "Final Closure Plan" approved by the Ohio EPA. The "Closure Plan" was approved by Ohio EPA in February, 1995. The Company incurred approximately $170,000 of costs related to this clean-up in 1994 and has accrued approximately $100,000 for any remaining costs at December 31, 1994.

Dissenting Shareholders

The Company filed an appraisal action in the Superior Court for the State of Arizona County of Maricopa to determine the fair cash value of shares held by shareholders who dissented to the sale of assets approved at the first shareholder meeting. Holders of approximately 461,500 shares have appeared in the appraisal action. The Company believes the fair cash value of the stock to be the median of the bid and ask price of the stock on the day before the annual meeting. This was $.685 per share. There has been no reserve established for the purchase of these shares.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended March 31, 1994 Compared to Quarter Ended March 31, 1995.

PERFORMANCE INDUSTRIES, INC.

The Company's consolidated results of operations for the three months ended March 31, 1995 were significantly better than for the same period last year. The net loss in 1995 was only $9,000 as compared to a loss of $190,000 in 1994 on substantially the same gross revenues. The improvement is a result of reductions in costs and overhead. Cost of sales was 2.6% better in 1995 than 1994. Selling, General & Administrative expenses were 9.3% lower this period as compared to the same period in 1994.

Interest expense more than quadrupled from $21,000 in 1994 to $86,000 in 1995. The increasing interest expense is related to the real estate development and long term debt resulting from certain settlements of disputed prior period liabilities. Some of this interest expense was offset by rents from the Company's new retail development facility and expanded leases at the facility in Mexicali, Mexico.

PERFORMANCE RESTAURANTS GROUP, INC.

Revenues

Revenues for the quarter ending March 26, 1995 were $128,000 less than the same period in 1994. The decrease is attributed primarily to the floods that devastated California during February and March. The Company also experienced revenue disruptions caused by its continuing remodeling efforts.

Cost and Expenses

As a percentage of sales, cost of food and beverage decreased to 26.5% for the quarter ending March 26, 1995 from 27.5% for the same period of 1994. The continued improvement is attributed to reformulated menus.

Restaurant and administrative expenses were $56,000 less for the three months ending March 26, 1995 as compared to the same period in 1994. As a percentage of sales, these expenses for the three months were 73.3% and 72.4% in 1995 and 1994 respectively. The percentage increase is a direct result of lower revenues.

Net Income

Net income was $7,000 more for the three months ending March 26, 1995 as compared to the same period in 1994.

The sixth Bobby McGee's was remodeled during the quarter, which caused some disruptions and required temporary closure of the property. Considering the effect of the construction and the adverse impact of heavy flooding, the ability to maintain profitability is significant and suggests stronger earnings when revenues return to previous levels.

Earnings Outlook

The company has substantially completed remodeling the six McGee's restaurants and continues its efforts to increase customer counts through a commitment to providing quality food, beverage, service, and entertainment.

On March 16, 1995, the Company acquired its first new restaurant since the Bobby McGee's acquisition in December of 1993. The restaurant operates under the trade name Buster's Restaurant Bar & Grill in Scottsdale, Arizona.


                       PERFORMANCE RESTAURANTS GROUP, INC.


                                       (In Thousands of Dollars)
                                            First Quarter      ( ) Unfavorable
                                                                   variance
                                            1995        1994     1995 vs 1994
                                            ----        ----     ------------

Revenues ...............................   $4,313       $4,441       ($ 128)
Cost and Expenses:

Cost of Sales ..........................    1,142        1,221           79
Restaurant Expenses ....................    2,848        2,878           30
Administrative Expenses ................      313          339           26
                                           ------       ------       ------
Total Cost and Expenses ................    4,303        4,438          135
                                           ------       ------       ------
Earnings Before Income Taxes ...........       10            3            7
Provision for Income Taxes .............        0            0            0
                                           ------       ------       ------
Net Income .............................   $   10       $    3       $    7
                                           ======       ======       ======


                                                    Percentage of Total Revenues
                                                            First Quarter

                                             1995         1994      1995 vs 1994
                                             ----         ----      ------------

Revenues ..................................  100.0%       100.0%      -2.9%
Cost and Expenses:
Cost of Sales .............................   26.5%        27.5%      -1.0%
Restaurant Expenses .......................   66.0%        64.8%       1.2%
Administrative Expenses ...................    7.3%         7.6%      -0.3%
                                              -----        -----        ---
Total Cost and Expenses ...................   99.8%        99.9%      -0.1%
                                              -----        -----        ---
Earnings Before Income Taxes ..............    0.2%         0.1%       0.1%
Provision for Income Taxes ................    0.0%         0.0%       0.0%
                                              -----        -----        ---
Net Income ................................    0.2%         0.1%       0.1%
                                              =====        =====        ===


PERFORMANCE FUNDING

Net revenues and net income for the three months period ended March 31, 1995 were $297,000 and $251,000 respectively. This compares to revenues and net income of approximately $193,000 and $162,000 for the three months ended March 31, 1994.

The Company's subsidiary had two customers, representing approximately 50% of its year end invested funds, obtain alternative financing. During the first three months of 1995, these funds were repaid to the Company for investment in other subsidiaries. The subsidiary is actively seeking a rediscount line of credit.



LIQUIDITY AND CAPITAL RESOURCES

The Company's anticipated growth in new restaurants and increased investment in factoring has been hampered by delays in the completion of its retail development project. The delay has caused more funds to be invested and for a longer period of time. This project was expected to be completed by the end of last year. Two of the five tenants are open and paying rents. The other three are not expected to open before September. The Company is reviewing offers from two entities to purchase the entire project.

The Company has been seeking outside financing to fund its restaurant and factoring short and long term growth. There has recently been interest shown from several institutions regarding factoring financing. The subsidiary is almost two years old and has demonstrated gross and net earnings growth every quarter. Some of this subsidiary's assets have been repaid to the Company, which will reduce earnings in the next quarter.

The Company continues to market its former manufacturing facility in Mexicali, Mexico. Within the past few months, new leases and exercises of options from current tenants puts the facility at almost 100% occupancy.

Management believes short term cash flows from notes receivable and rents from the Mexicali facility and the retail project, plus earnings from factoring, will be sufficient to support the Company's normal day-to-day cash needs for the balance of the fiscal year, but there can be no assurance that it will be.

Long term cash requirements for the Company must be met from outside financing or the sale of one or both the real estate developments.



                           Part II - OTHER INFORMATION


Item 1. Legal Proceedings

In February, 1995 the Superior Court for the State of Arizona denied the defendant, Murray & Murray, motion to dismiss for lack of jurisdiction in the appraisal action brought by the Company as discussed in the Company's report on Form 10-K for the period ending December 31, 1993.

In April, 1995 the defendants filed a petition for a special action in the Court of Appeals, Division I, State of Arizona to review the lower court's decision on the jurisdiction issue. The Court of Appeals will consider this matter on May 9, 1995.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits and Reports on Form 8-K
None


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         PERFORMANCE INDUSTRIES, INC. and SUBSIDIARIES



Date:  May 12, 1995                /s/ Joe Hrudka
                                   -------------------------------------------
                                   Joe Hrudka
                                   Chairman of the Board
                                   (Principal Executive Officer)



                                  /s/ James W. Brown
                                  --------------------------------------------
                                  James W. Brown
                                  Chief Financial Officer
                                  (Principal Accounting Officer)