Form 10-Q
period 1995-06-30
PERFORMANCE INDUSTRIES INC/OH/
filed 1995-08-14
CIK 724967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1995

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the transition period from to

                             Commission File Number


                 PERFORMANCE INDUSTRIES, INC., AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)


          Ohio                                         34-1334199
---------------------------------------    ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


2425 E. Camelback Road, Suite 620
Phoenix, Arizona                                        85016
---------------------------------------    ------------------------------------
(Address of principal executive offices               (Zip Code)


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15d of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES  X     NO
                          ---       ---

Number of shares outstanding of each of the issuer's classes of common stock as of August 2, 1995, 9,833,115 shares.

                 PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION (Unaudited):


Consolidated Balance Sheets -
         June 30, 1995 and December 31, 1994                                   3

Consolidated Statements of Operations (Unaudited) -
         Three Month Period Ended June 30, 1995 and 1994                       4

Consolidated Statements of Operations (Unaudited) -
         Six Month Period Ended June 30, 1995 and 1994                         5

Consolidated Statements of Cash Flow (Unaudited) -
         Six Month Period Ended June 30, 1995 and 1994                         6

Notes to Consolidated Financial Statements (Unaudited)                     7 - 8

Management's Discussion and Analysis of Financial                         9 - 11
         Condition and Results of Operations


PART II. OTHER INFORMATION:


Item I. Legal Proceedings                                                     12


Item 2. Changes in Securities                                                 12


Item 3. Defaults upon Senior Securities                                       12


Item 4. Submission of Matte13 to a Vote of Security Holders                   12


Item 5. Other Information                                                     12


Item 6. Exhibits and Reports on Form 8-K                                      12

Signatures                                                                    13

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                               June 30, 1995   December 31, 1994
                                               -------------   -----------------
Current Assets:
   Cash and cash equivalents                       $     167      $   1,142
   Restricted cash                                     2,262          2,900
   Accounts and other receivables,
      net of allowance                                   541            584
   Receivable from sale of businesses,
      net of allowance                                   833          1,024
   Factored accounts receivable,
      net of allowance (Note 3)                        2,428          4,311
   Inventories                                            26            276
   Prepaid expenses and other current assets             657            201

   Assets held for sale                                  212            231
   Deferred income taxes                                 254            254
                                                   ---------      ---------
                  Total current assets                 7,619         10,923

   Real estate under development (Note 5)              8,158          6,014
   Deferred income taxes                               1,829          1,829
   Property and equipment, net                         4,880          4,265
   Other assets                                           89          1,077
                                                   ---------      ---------
                  Total assets                     $  23,376      $  24,108
                                                   =========      =========

Current Liabilities:
   Current portion of long-term debt (Note 7)      $   5,689      $   4,394
   Accounts payable                                    1,031          1,208
   Accrued employment costs                              418            401
   Accrue health & accident costs (Note 6)               566            902
   Accrued expenses and other
      current liabilities                              1,141            982
   Factored receivables reserve (Note 3)                 466            889
   Liabilities subject to comprise                       817          1,573
                                                   ---------      ---------
                  Total current liabilities           10,128         10,349

   Long-term debt, less current portion (Note 7)       1,849          1,356

   Commitments and continge

   Minority interest                                     451            416

Shareholder's Equity:
   Preferred stock, par value $1.00 per share;
      authorized 100,000 shares; none issued            --             --
   Common stock, no par value; authorized
      20,000,000 shares; 12,629,326 shares issued     31,202         31,202
   Accumulated deficit                               (16,810)       (16,710)
                                                   ---------      ---------
                                                      14,392         14,492
   Treasury stock (2,671,211 and 2,796,211
      shares respectively),                           (2,951)        (2,998)
                                                   ---------      ---------
            Total shareholders                        11,441         11,494
                                                   ---------      ---------

            Total liabilities and shareholders'
            equity                                 $  23,376      $  24,108
                                                   =========      =========


See accompanying notes to consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTH PERIOD ENDED JUNE 30,1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)


                                                   Three Months Ended June 30

                                                     1995             1994
                                                    -------          ------
Net revenues                                     $      5,211      $      4,529

Cost of revenues                                       (4,750)           (4,058)
Selling ggeneral and administrative
   expense                                               (775)             (965)
Interest income                                            82                91
Other income                                              159               133
Gain on sale of assets                                   --                  93
                                                 ------------      ------------

Loss from continuing operations
   before income taxes and minority
   interest                                               (73)             (177)

Provision for income taxes                                 (3)               (7)

Minority interest in earnings                             (15)             --
                                                 ------------      ------------

Loss from continuing operations                           (91)             (184)

Income from discontinued operations                      (--)                90
                                                 ------------      ------------

Net loss                                         $        (91)     $        (94)
                                                 ============      ============

Income loss per common share:
Continuing operations                            $       (.01)     $       (.02)
Discontinued operations                                  --                 .01
                                                 ------------      ------------
Net income loss per common share                 $       (.01)     $       (.01)
                                                 ============      ============

Average number of shares outstanding                9,958,115        10,986,557


See accompanying notes to consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                      Six Months Ended June 30

                                                        1995           1994
                                                      --------       --------
Net revenues                                        $      9,828   $      9,163

Cost of revenues                                          (8,749)        (8,163)
Selling general and administrative expense                (1,628)        (1,905)
Interest (expense) income                                     (4)           108
Other income                                                 492            344
Gain on sale of assets                                      --               93
                                                    ------------   ------------


Loss from continuing operations before income
taxes and minority interest                                  (61)          (360)

Provision for income taxes                                    (5)           (14)

Minority interest in earnings                                (34)          --
                                                    ------------   ------------

Earnings (losses) before income tax                         (100)          (374)

Income from discontinued operations                          (--)            90
                                                    ------------   ------------
Net losses                                                  (100)          (284)
                                                    ------------   ------------

Loss per common share:
-------- ------------
Continuing operations                               $       (.01)  $        (03)
Discontinued operations                                     --             --
                                                    ------------   ------------
Net loss per common share                           $       (.01)  $       (.03)
                                                    ============   ============

Average number of share outstanding                    9,958,115     10,986,557


See accompanying notes to consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

             FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                                                       Six months Ended June 30
                                                       ------------------------
                                                          1995           1994
                                                       ---------      ---------
Net cash (used in) operating activities                $( 1,123)       $( 1,683)

Cash Flows from Investing Activities:
   Decrease in restricted cash                              638             --

   Decrease in receivables from sale of businesses,
   net                                                      417           3,218
   (Increase) decrease in investment of factored
   receivables, net                                       1,460         (   977)
   Decrease (increase) assets held for sale                  19           2,812
   Additions to property and equipment                  ( 1,091)        ( 1,295)
   Increase in real estate                              ( 2,144)            --
                                                       --------        --------
         Net cash provided by (used in) investing
           activities                                   (   701)          3,758

Cash Flows from Financing Activities:
   Repayment of debt                                    (    42)        ( 1,006)
   Proceeds from borrowings                                 844             --
   (Increase) decrease in treasury stock                     47         ( 1,765)
                                                       --------        --------
         Net cash provided by (used in) financing
            activities                                      849         ( 2,771)

Net (decrease) in cash and cash equivalents             (   975)        (   696)
Cash and cash equivalents at beginning of period          1,142           5,011
                                                       --------        --------
Cash and cash equivalents at end of perios             $    167        $  4,315
                                                       ========        ========

See accompanying notes to consolidated financial statements.

                 PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

(2)      Inventories:

The components of inventories were as follows (in thousands):

                                    June 30, 1995             December 31, 1994
                                    -------------             -----------------
Restaurant Inventory                265                       241

(3)      Factored Accounts Receivables:

During the six month period ended June 30, 1995, the Company's factoring subsidiary had two of its customers, representing almost 50% of its year end business, obtain alternative financing. Some of the funds have been used by the Company to invest in its other subsidiaries.

(4)      Prepaid Expenses:

Prepaid expenses at June 30, 1995 include payments for commissions for new leases negotiated for the Company's Mexicali facility and fees incurred to obtain a line of credit for the Company's factoring subsidiary. These prepaid expenses will be amortized over the life of the leases and credit line respectively.

(5)      Real Estate Under Development:

The Company has two projects under development.

Camelback Plaza, a 50,000 square foot commercial retail center, should be complete this fall. It is expected to cost an additional $1,300,000 which will come from restricted cash.

The Company has land in Ixtapa, Mexico in which design work to build condos has been completed. This project has been put on hold, however, until the Mexican economy becomes settled.

(6)      Accrued Health and Accident Costs:

During the six months ending June 30, 1995, the Company settled two product liability suits. The settlement amounts were not materially different from that which was accrued for at year end.

(7)      Long Term Debt:

The Company obtained construction and mini-perm financing in the amount of $4,900,000 from Caliber Bank. Caliber was acquired by Norwest Bank early in 1995. The loan officers with Norwest wish to change the terms of the original financing. The Company has been negotiating with Norwest to prepare new documents. Until these new documents are final, all debt due under this financing has been classified as short term for both periods ending December 31, 1994 and June 30, 1995.

(8)      Liabilities Subject to Compromise:

The Company agreed to a settlement of one of the remaining disputed debts related to its former operation of a manufacturing facility in California. The $750,000 settlement was not materially different from that which was reserved for at year end. Some cash was paid during the three months ended June 30, 1995 and the balance was reclassified to other current liabilities. This settlement requires a July payment of $100,000 and $50,000 a month thereafter for eight months.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PERFORMANCE INDUSTRIES, INC. - CONSOLIDATED

Results of Operations - Consolidated

The Company's results of operations for the three and six months ending June 30, 1995 continue to show improvement over the same periods last year. Losses from continuing operations were only $91,000 for the three month period ending June 30, 1995 compared to $184,000 in 1994. Gross revenues increased 15% from $4,529,000 to $5,211,000. Selling, general and administrative expenses decreased $190,000, or approximately 20%. Some of the decrease can be attributed to reduced legal fees and the sale of the Company's suite at America West Arena.

Losses from continuing operations for the six month period ending June 30, 1995 were $100,000 compared to $374,000 for the same period last year. The improvement is primarily from a reduction of selling, general and administrative expenses of $277,000.

Earnings Outlook

The Company has significantly invested in advertising and promotions in the restaurant group which is expected to increase earnings during the remainder of the year. However, this improvement to earnings may be reduced in the third quarter due to the seasonality of Buster's Restaurant Bar & Grill.

The factoring subsidiary has obtained a $2,000,000 line of credit which will allow it to become aggressive in seeking new accounts while financing charges will reduce the percentage of net income to revenues; volume of revenues will increase as quality clients are found.

The Mexico facility, which is owned by a wholly owned Mexican corporation, has been fully leased with gross rents beginning in September of 1995 to be approximately $730,000 a year. The Company has been marketing this property for sale and has recently received offers. Management expects this property to be sold in the current year.

The Company's development subsidiary consists of a soon to be completed commercial retail center in Phoenix and raw land in Ixtapa, Mexico. The Company has received an offer to purchase the retail center. While the project is fully leased and will generate significant cash flows it is tying up working capital intended for investment in the restaurant subsidiary.

Revenues

Revenues for the quarter ended June 25, 1995 were $617,000 more than the same period in 1994. Revenues for the six months ended June 25, 1995 were $489,000 more than the same period in 1994. The increase is the result of the acquisition of a new restaurant operating under the trade name Buster's Restaurant Bar & Grill.

Cost and Expenses

As a percentage of sales cost of goods sold was 28.6% and 26.6% for the three and six months ended June 25, 1995, as compared to 26.6% and 27.0% for the same periods last year.

The percentage increase is attributed primarily to the menu items offered at Buster's Restaurant. The restaurant sells primarily certified Black Angus beef and fresh seafood of the highest quality available. This menu mix yields a higher food cost percentage than a Bobby McGee's restaurant.

Restaurant and general administrative expenses for the three and six months ended June 25, 1995 were $477,000 and $421,000 more than the same periods in 1994. The increase is a direct result of the acquisition of Buster's, and of an advertising campaign launched in the second quarter to promote the grand re-opening o the Bobby McGee's in San Bernardino, California.

Net Income

The restaurant division recorded a net loss of $121,000 and $111,000 for the three and six months ended June 25, 1995, as compared to net income of $4,000 and $7,000 for the same periods in 1994. The losses are attributable to an aggressive advertising campaign and costs associated with the acquisition of Buster's Restaurant.

Buster's is located in Scottsdale, Arizona, which is a very seasonal city for the restaurant industry. Under the prior ownership, Buster's historically realized losses in April through September.

Earnings Outlook

The Company has significantly invested in advertising and promotions which is expected to increase earnings during the remainder of the year. However, this improvement to earnings may be reduced in the third quarter due to the seasonality of Buster's.

                                           (Dollars in $1,000)
                                      Six Months Ended June 25, 1995
                                      ------------------------------
                                                       (  ) Unfavorable variance
                                  1995        1994          1995 vs 1994
                                  ----        ----          ------------
Revenues                        $ 9,255     $ 8,766           $   489
Cost and Expenses:
-----------------
Cost of Sales                     2,557       2,370              (187)
Restaurant Expenses               6,177       5,777              (400)
Administrative Expenses             632         611               (21)
                                -------     -------           -------
Total Cost and Expenses           9,366       8,758              (608)
                                -------     -------           -------
Earnings before Income Taxes       (111)          8              (119)
Provision for Income Taxes            0           1                 1
                                -------     -------           -------
Net Income                      $  (111)    $     7           ($  118)
                                =======     =======           =======


                                         Percentage of Total Revenues
                                        Six Months Ended June 25, 1995
                                        ------------------------------
                                                       (  ) Unfavorable variance
                                   1995         1994     1995 vs 1994
                                 ------       ------     ------------
Revenues                          100.0%       100.0%        5.6%
Cost and Expenses:
------------------
Cost of Sales                      27.6%       27.0%         0.6%
Restaurant Expenses                66.7%       65.9%         0.8%
Administrative Expenses             6.8%         --          0.2%
                                  -----       -----          ---
Total Cost and Expenses           101.2%       99.9%         1.3%
                                  -----       -----          ---
Earnings before Income Taxes       (2.2%)      0.2%         (2.4%)
Provision for Income Taxes          0.0%       0.0%          0.0%
                                  -----       ----           ---
Net Income                         (2.2%)      0.2%         (2.4%)
                                  =====       ====           ===

PERFORMANCE FUNDING

Net revenues and income for the six month period ending June 30, 1995 were $518,000 and $361,000 respectively. This compares to revenues of $397,000 and earnings of $314,000 for the same period in 1994. The percentage of earnings to gross revenues was 79% in 1994 and only 70% in 1995. This decrease in net earnings is attributed to the subsidiary being charged interest by the parent in 1995. The interest charged for the six months ended June 30, 1995 was $70,000.

In July of 1995, Performance Funding negotiated a $2,000,000 line of credit which is guaranteed by the parent. The term is for two years and the primary covenant is that net equity in the subsidiary will equal or exceed $1,000,000. At June 30, 1995, the subsidiary's equity was $1,198,000. In addition, the Company had an intercompany loan to Performance Funding of $798,000 at June 30, 1995. According to terms of the loan agreement, this debt may be paid by loan proceeds.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company's unrestricted cash was $167,000. During the six month period ending June 30, 1995, the Company used $1,123,000 to fund operating activities and $701,000 to fund investments, some of which was offset by borrowing against the development construction loans. The net decrease in cash for the six month period was $975,000.

During the six month period ended June 30, 1995, the Company invested over $2,000,000 in real estate under development and the acquisition of a new restaurant and completion of remodeling of existing restaurants. Any additional investments in the retail center are expected to be provided from restricted cash.

The Company's factoring subsidiary obtained a two year $2,000,000 line of credit on July 19, 1995. This agreement provides funds for growth in the factoring subsidiary, as well as making available almost $1,000,000 to the Company for the working capital needs of its other subsidiaries.

Management believes, but there is no assurance, that with the proceeds from the repayment of debt from its factoring subsidiary the eventual sale of one or both of the rental properties (Mexicali and/or the retail center), plus cash flows from future operations, will meet its current capital requirements for the remainder of the year.


                          Part II - OTHER INFORMATION

Item 1. Legal Proceedings
In the matter of Performance Industries, Inc. v. Murray & Murray et al., previously discussed in the report on Form 10-Q for the period ending March 31, 1995, the defendants have appealed to the Arizona Supreme Court, the Court of Appeals, Division I, ruling upholding the trial court's finding of personal jurisdiction. It is anticipated that this appeal will be decided by January, 1996

An action was filed by the Richter Family Trust against the Company and unrelated third party defendants in the U.S. District Court for the Central District of California. For the costs of environmental remediation of the property at 19007 Reyes Avenue, Compton, formerly used by the Company as the Cragar Wheel manufacturing plant, under federal statutes. The action also seeks damages under common law tort theories for the alleged environmental contamination of the property. The Company has filed an answer to the action, as well as cross complaint against its predecessors-in-interest at the location.

Item 2. Changes in Securities
None

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting on June 5, 1995 at which the Board of Directors was reelected to serve for one year and employment of Toback CPA's as auditors was approved.

Item 5. Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               PERFORMANCE INDUSTRIES, INC. and SUBSIDIARIES



Date:  August 11, 1995         /s/ Joe Hrudka
                               ----------------------------------------------
                                     Joe Hrudka
                                     Chairman of the Board
                                     (Principal Executive Officer)



                              /s/ James W. Brown
                              -----------------------------------------------
                              James W. Brown
                              Chief Financial Officer
                              (Principal Accounting Officer)