Form 10-Q
period 1995-09-30
PERFORMANCE INDUSTRIES INC/OH/
filed 1995-11-14
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 1995
                                            ------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from        to
                                              --------  -------

                      Commission File Number
                                            -------------

                 PERFORMANCE INDUSTRIES, INC., AND SUBSIDIARIES
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                        34-1334199
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


2425 E. Camelback Road, Suite 620
Phoenix, Arizona                                                 85016
---------------------------------------                        --------
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number including area code: (602) 912-0100
                                                           -------------


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO
    ----     ----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15d of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES   X  NO
    ----    ----
Number of shares outstanding of each of the issuer's classes of common stock as of October 2, 1995, 9,958,115 shares.

                 PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX



                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION (Unaudited):
         ---------------------------------

Consolidated Balance Sheets -
      September 30, 1995 and December 31, 1994                              3

Consolidated Statements of Operations (Unaudited)  -
      Nine Month Period Ended September 30, 1995 and 1994                   4

Consolidated Statements of Operations (Unaudited)  -
      Three Month Period Ended September 30, 1995 and 1994                  5

Consolidated Statements of Cash Flow (Unaudited) -
      Nine Month Period Ended September 30, 1995 and 1994                   6

Notes to Consolidated Financial Statements (Unaudited)                    7 - 8

Management's Discussion and Analysis of Financial                         9 - 12
      Condition and Results of Operations


PART II. OTHER INFORMATION:
         -----------------

Item I. Legal Proceedings                                                  13
-------------------------

Item 2. Changes in Securities                                              13
-----------------------------

Item 3. Defaults upon Senior Securities                                    13
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders                13
-----------------------------------------------------------

Item 5. Other Information                                                  13
-------------------------

Item 6. Exhibits and Reports on Form 8-K                                   13
----------------------------------------

Signatures                                                                 14

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)


                                                    Sept. 30, 1995 Dec. 31, 1994
                                                    -------------- -------------
Current Assets:
--------------
  Cash and cash equivalents                              $     238    $   1,142
  Restricted cash (Note 3)                                   1,790        2,900
  Accounts and notes receivables, net                          524          584
  Receivable from sale of businesses, net                      718        1,024
  Factored receivables (Note 4)                              2,107        4,311
  Inventories                                                  256          276
  Prepaid expenses (Note 5)                                    633          201
  Other current assets                                         466          485
                                                         ---------    ---------
         Total current assets                                6,732       10,923

  Deferred income taxes                                      1,829        1,829
  Property and equipment, net                                4,879        4,265
  Real Estate under development (Note 6)                     8,725        6,014
  Other assets, net                                            891        1,077
                                                         ---------    ---------

         TOTAL                                           $  23,056    $  24,108
                                                         =========    =========

Current Liabilities:
-------------------
  Current portion of long-term debt (Note 8)             $   5,718    $   4,394
  Accounts payable                                             825        1,208
  Factored receivables reserve                                 515          889
  Accrued employment costs                                     413          401
  Accrued product liability (Note 7)                           531          902
  Accrued expenses and other
    current liabilities                                      1,263          982
  Liabilities subject to compromise (Note 9)                   486        1,573
                                                         ---------    ---------
         Total current liabilities                           9,751       10,349

  Long-term debt, less current portion                       1,635        1,849

  Commitments and contingencies                                 --           --

  Minority interest                                            465          416

Shareholder's Equity:
--------------------
  Common stock, no par value; authorized
    20,000,000 shares; issued 12,629,326 shares             31,202       31,202
  Accumulated deficit                                      (17,046)     (16,710)
                                                         ---------    ---------
                                                            14,156       14,492

  Treasury stock (2,671,211 and 2,796,211 shares)           (2,951)      (2,998)
                                                         ---------    ---------

         Total shareholders' equity                         11,205       11,494
                                                         ---------    ---------

                                                         $  23,056    $  24,108
                                                         =========    =========


See accompanying notes to consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)



                                                     Nine Months Ended Sept. 30,
                                                     ---------------------------

                                                        1995             1994
                                                        ----             ----
Net revenues                                       $     14,607    $     13,577

Cost of revenues                                        (13,257)        (11,938)
Selling, general, and administrative expense             (2,421)         (2,791)
Interest (expense) income                                   285             323
Other income                                                509             369
Gain (loss) on sale of assets                                (2)             93
                                                   ------------    ------------

Loss before income taxes and minority interest             (279)           (367)

Provision for income taxes                                   (9)            (20)

Minority interest in earnings                               (48)             --
                                                   ------------    ------------

Earnings (losses) before income tax                        (336)           (387)
Income from discontinued operations                          --              90
                                                   ------------    ------------
Net loss                                           $       (336)   $       (297)
                                                   ============    ============

Loss per common share:
---------------------

Continuing operations                              $       (.03)   $       (.04)
Discontinued operations                                      --             .01
                                                   ------------    ------------
Net loss per common share                                  (.03)   $       (.03)
                                                   ============    ============


Average number of shares outstanding                  9,958,115      10,635,845
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                    Three Months Ended Sept. 30,
                                                    ----------------------------

                                                           1995           1994
                                                           ----           ----
Net revenues                                         $     4,779    $     4,414

Cost of revenues                                          (4,508)        (3,775)
Selling general and administrative expense                  (793)          (886)
Interest income                                              289            215
Other income                                                  17             25
Gain loss on sale of assets                                   (2)            --
                                                     -----------    -----------

Loss before income taxes and minority interest              (218)            (7)

Provision for income taxes                                    (4)            (6)

Minority interest in earnings                                (14)            --
                                                     -----------    -----------

Loss from continuing operations                             (236)           (13)

Income from discontinued operations                           --             --
                                                     -----------    -----------

Net loss                                             $      (236)   $       (13)
                                                     ===========    ===========



Loss per common share:
---------------------

Continuing operations                                $      (.02)   $       (--)
Discontinued operations                                       --             --
                                                     -----------    -----------
Loss per common share                                $      (.02)   $       (--)
                                                     ===========    ===========


Average number of shares outstanding                   9,958,115      9,821,190
                                                     ===========    ===========


See accompanying notes to consolidated financial statements.


                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

          FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)


                                                              Nine Months Ended Sept. 30
                                                              --------------------------
                                                                   1995         1994
                                                                   ----         ----

Net cash (used in) operating activities                        $  (1,682)   $  (1,280)

Cash Flows from Investing Activities:
------------------------------------
   Decrease in restricted cash                                     1,110           --
   Decrease in receivables from sale of businesses, net              539        3,326
   (increase) decrease in investment of factored
   receivables, net                                                1,830       (2,282)
   Decrease (increase) assets held for sale                           19        2,812
   Additions to property and equipment                            (1,166)      (1,095)
   Increase in real estate under development                      (2,711)      (4,499)
                                                               ---------    ---------
         Net cash provided by (used in) investing activities        (379)      (1,738)

Cash Flows from Financing Activities:
   Repayment of debt                                                (140)      (1,032)
   Proceeds from borrowings                                        1,250        3,206
   (Increase) decrease in treasury stock                              47       (1,765)
                                                               ---------    ---------
         Net cash provided by (used in) financing activities       1,157          409

Net (decrease) in cash and cash equivalents                         (904)      (2,609)
Cash and cash equivalents at beginning of period                   1,142        5,011
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $     238    $   2,402
                                                               =========    =========

See accompanying notes to consolidated financial statements.

                 PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation:
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

(2)  Inventories:
     -----------

The components of inventories were as follows (in thousands):

                              September 30, 1995             December 31, 1994
                              ------------------             -----------------
Restaurant Inventory               256                              241

(3)  Restricted Cash:
     ---------------

The $1,110,000 decrease from year end is a result of construction draws for the Hard Rock Cafe. Another $790,000 will be distributed to Hard Rock during the 4th quarter. The remaining $1,000,000 is collateral being held by Norwest Bank, which will be released over the next nine to twelve months based upon formulas negotiated with the lending officers.

(4)  Factored Accounts Receivables:
     -----------------------------

During the six month period ended June 30, 1995, the Company's factoring subsidiary had two of its customers, representing almost 50% of its year end business, obtain alternative financing. During the three month period ended September 30, 1995, customer funding decreased an additional $321,000. Some of these funds have been used by the Company to invest in its other subsidiaries.

(5)  Prepaid Expenses:
     ----------------

Prepaid expenses at September 30, 1995 include payments for commissions for new leases negotiated for the Company's Mexicali facility and fees incurred to obtain a line of credit for the Company's factoring subsidiary. These prepaid expenses will be amortized over the life of the leases and credit line respectively.

(6)  Real Estate Under Development:
     -----------------------------

The Company has two projects under development.

Camelback Plaza, a 50,000 square foot commercial retail center, will be completed this year. Completion costs in addition to the $790,000 from restricted cash are estimated to be $300,000.

The Company has land in Ixtapa, Mexico and has completed design work to build condominiums. This project has been put on hold, however, until the Mexican economy becomes settled.

(7)  Accrued Product Liability:
     -------------------------

During the nine months ending September 30, 1995, the Company settled several product liability cases. The settlement amounts have not been materially different from that which was accrued for at year end.

(8)  Long Term Debt:
     --------------

The Company obtained construction and mini-perm financing in the amount of $4,900,000 from Caliber Bank. Caliber was acquired by Norwest Bank early in 1995. The loan officers with Norwest wish to change the terms of the original financing. The Company has been negotiating with Norwest to prepare new documents. Until these new documents are final, all debt due under this financing has been classified as short term for both periods ending December 31, 1994 and September 30, 1995.

(9)  Liabilities Subject to Compromise:
     ---------------------------------

The Company agreed to a settlement of one of the remaining disputed debts related to its former operation of a manufacturing facility in California. The $750,000 settlement was not materially different from that which was reserved for at year end. Some cash was paid during the six months ended September 30, 1995 and the balance was reclassified to other current liabilities. This settlement requires $50,000 a month payments through March 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PERFORMANCE INDUSTRIES, INC. - CONSOLIDATED
-------------------------------------------

Results of Operations - Consolidated
------------------------------------

The Company's results of operation for the three months ended September 30, 1995 were a loss of $236,000 versus a loss of only $13,000 for the same period in 1994. Revenues increased $365,000 or 8% while cost of revenues increased $733,000, a 19% increase. The revenues increase and some of the cost increases are a result of the purchase of Buster's Restaurant Bar and Grill in March of 1995. The remaining increase in cost of revenue is related to continued heavy advertising and a renewed commitment to training restaurant unit personnel.

Corporate selling, general, and administrative expenses continues to show improvement. These expenses were $93,000 and $370,000 less for the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994. The percentage improvement is 10% and 15% respectively.

Earnings Outlook
----------------

Over the next six to nine months, earnings from the Company's restaurant and factoring subsidiaries should absorb administrative expenses related to the parent. The Company does not expect either significant earnings or losses from period to period.

The Company plans to open its first new Bobby McGee's in Las Vegas, Nevada early in 1996. A lease has been signed and some remodeling work begun. Depending upon the results from the opening of this new restaurant and provided funds are available from the pending sale of the Camelback Plaza project, the Company plans to open other restaurants in cities where the Bobby McGee's concept has never been.

PERFORMANCE RESTAURANT GROUP, INC.
---------------------------------

Revenues
--------

Revenues for the quarter ended September 24, 1995 were $443,000 more than the same period in 1994. Revenues for the nine months ended September 24, 1995 were $993,000 more than the same period in 1994. The increase is the result of the acquisition of a new restaurant operating under the trade name Buster's Restaurant Bar & Grill.

Cost and Expenses
-----------------

As a percentage of sales cost of goods sold was 27.7% and 27.7% for the three and nine months ended September 24, 1995, as compared to 25.2% and 26.5% for the same period last year.

The percentage increase is attributed to current beverage promotions and the upgrading of our meat specifications to ensure the highest quality of steak and beef products throughout the entire chain.

Restaurant and general administrative expenses as a percentage of sales was 77.0% and 74.7% for the three and nine months ended September 24, 1995, as compared to 72.5% and 72.8% for the same periods last year. The percentage increase is a result of several factors including an increase in depreciation expense, labor, and advertising cost. Depreciation is up due to the extensive reinvestment in the physical plant and decor of the restaurants. Labor increases are a result of the company's renewed commitment to training unit level personnel and hiring experienced management staff. The company is also conducting several aggressive advertising campaigns aimed at exposing customers to the "New Bobby McGee's".

Net Income
----------

The restaurant division recorded a net loss of $219,000 and $331,000 for the three and nine months ended September 24, 1995, as compared to net income of $93,000 and $100,000 for the same periods in 1994. The losses are attributable to the reinvestment in the facilities, training, advertising, and to the seasonality of Buster's Restaurant Bar & Grill located in Scottsdale, Arizona.

Earnings Outlook
----------------

The  Company  has  made  a  substantial   commitment   to  training   personnel,
advertising, and maintaining beautiful facilities, all of which are expected to increase the long term profitability of the organization.

Performance Restaurant Group, Inc.                   (Dollars in $1,000)
                                                        Third Quarter
                                                      -----------------
                                                       (  ) Unfavorable variance
                                               1995          1994   1995 vs 1994
                                              ------        ------  ------------
Revenues                               $   4,574        $   4,131    $   443
Cost and Expenses:
-----------------
   Cost of Sales                           1,269            1,041       (228)
   Restaurant Expenses                     3,226            2,728       (498)
   Administrative Expenses                   298              269        (29)
                                       ---------        ---------    -------
      Total Cost and Expenses              4,793            4,038       (755)
                                       ---------        ---------    -------
Earnings before Income Taxes                (219)              93       (312)
Provision for Income Taxes                     0                0          0
                                       ---------        ---------    -------
Net Income                             $    (219)       $      93    $  (312)
                                       =========        =========    =======


                                               Percentage of Total Revenues
                                                        Third Quarter
                                                ----------------------------
                                                       (  ) Unfavorable variance
                                           1995           1994     1995 vs 1994
                                          ------         ------    ------------
Revenues                                   100.0%           100.0%     10.7%
Cost and Expenses:
-----------------
   Cost of Sales                            27.7%            25.2%      2.5%
   Restaurant Expenses                      70.5%            66.0%      4.5%
   Administrative Expenses                   6.5%             6.5%      0.0%
                                       ---------        ---------       ----
      Total Cost and Expenses              104.8%            97.7%      7.1%
                                       ---------        ---------       ----
Earnings before Income Taxes                (4.8%)            2.3%     (7.1%)
Provision for Income Taxes                   0.0%             0.0%      0.0%
                                       ---------        ---------       ----
Net Income                                  (4.8%)            2.3%     (7.1%)
                                       =========        =========       ====


Performance Restaurant Group, Inc.                 (Dollars in $1,000)
                                           Nine Months Ended September 24, 1995
                                           ------------------------------------
                                                       (  ) Unfavorable variance
                                             1995          1994     1995 vs 1994
                                            ------        ------    ------------

Revenues                               $  13,829        $  12,896   $    933
Cost and Expenses:
-----------------
   Cost of Sales                           3,827            3,411       (416)
   Restaurant Expenses                     9,402            8,505       (897)
   Administrative Expenses                   931              879        (52)
                                       ---------        ---------   --------
      Total Cost and Expenses             14,160           12,795     (1,365)
                                       ---------        ---------   --------
Earnings before Income Taxes                (331)             101       (432)
Provision for Income Taxes                     0                1          1
                                       ---------        ---------   --------
Net Income                             $    (331)       $     100   $   (431)
                                       =========        =========   ========


                                                Percentage of Total Revenues
                                            Nine Months Ended September 24, 1995
                                            ------------------------------------
                                                       (  ) Unfavorable variance
                                            1995           1994     1995 vs 1994
                                           ------         ------    ------------
Revenues                                   100.0%           100.0%      7.2%
Cost and Expenses:
-----------------
   Cost of Sales                            27.7%            26.5%      1.2%
   Restaurant Expenses                      68.0%            66.0%      2.0%
   Administrative Expenses                   6.7%             6.8%     (0.1%)
                                       ---------        ---------       ----
      Total Cost and Expenses              102.4%            99.2%      3.2%
                                       ---------        ---------       ----
Earnings before Income Taxes                (7.2%)            2.4%     (9.6%)
Provision for Income Taxes                   0.0%             0.0%      0.0%
                                       ---------        ---------       ----
Net Income                                  (7.2%)            2.4%     (9.6%)
                                       =========        =========       ====


PERFORMANCE FUNDING
-------------------

Net revenues and income for the nine month period ending September 30, 1995 were $716,000 and $452,000 respectively. This compares to revenues of $681,000 and earnings of $554,000 for the same period in 1994. The percentage of earnings to gross revenues was 81% in 1994 and only 60% in 1995. This decrease in net earnings is attributed to the subsidiary being charged interest by the parent in 1995. The interest charged for the nine months ended September 30, 1995 was $101,000.

In July of 1995, Performance Funding negotiated a $2,000,000 line of credit which is guaranteed by the parent. The term is for two years and the primary covenant is that net equity in the subsidiary will equal or exceed $1,000,000. At September 30, 1995, the subsidiary's equity was $1,290,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine month period ended September 30, 1995, the Company's cash decreased $904,000. Short term liabilities, net of the short term portion of long term debt, were reduced by $1,500,000. Significantly about $1,200,000 or 80% of these liabilities were non-recurring pre-petition claims settled during the period.

The Company has been focusing its attention upon expanding and improving its financing and restaurant business segments. The efforts have been hampered by the Company's investment in its Camelback Plaza retail development. The project has taken more time and cash investment than management originally anticipated. At September 30, 1995 the Company had more than $4,000,000 invested in the project, over $3,000,000 of which is a loan from the Company to the development subsidiary. As of this filing, the subsidiary has signed a letter of intent to sell the project and is working on a definitive purchase agreement with a closing to be on or before December 31, 1995. As a backup to the sale, the Company is attempting to obtain a long term financing commitment, which would return most of the capital invested in the project.

In May of 1994, the Company invested $250,000 to buy 125,000 shares of a new airline operation, Western Pacific Air, Inc. Western Pacific Air plans to go public this year. The Company is offering to sell up to 50,000 of its shares in the initial offering.

Throughout 1994 and the first nine months of 1995 the Company has been reinvesting rental income from its Mexicali, Mexico facilities in environmental cleanup and tenant improvements at the site. The current rent roll provides for gross rents of over $700,000 and net income of approximately $550,000 per year. While the Company has been actively marketing the property for sale, management is reconsidering a sale and may decide to further develop the property until Mexico's economy recovers. The Company has also been seeking financing using the facility as collateral.

Management believes, but there can be no assurance, that one or more of the above opportunities will take place before year end, any one of which will finance the Company's capital requirements well into next year. In the unlikely event none are completed by year end, the Company may face a liquidity concern.



                          Part II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
As previously discussed in the report on Form 10-Q for the period ending June 30, 1995, the defendant in the matter entitled Performance Industries, Inc. v. Murray & Murray, et al filed an appeal to the Supreme Court of the State of Arizona appealing the Court of Appeals' decision upholding the lower court's finding of jurisdiction over the defendants. The Supreme Court summarily decided to appeal upholding the Court of Appeals' decision in October 1995.

The defendants have filed a petition seeking a stay of proceedings in State Court while they petition the United States Supreme Court for a Writ of Certiorari. A stay of 30-90 days is expected to be granted.

The parties in the action filed by the Richter Family Trust against the Company and unrelated third parties, as reported in the Company's report on form 10-Q for the period ending June 30, 1995, has been stayed by stipulations of the parties. The stay will allow for further testing at the site to determine the extent of possible remediation prior to proceeding with discovery in the action.

Item 2. Changes in Securities
-----------------------------
None

Item 3. Defaults upon Senior Securities
---------------------------------------
None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
The Company held its annual meeting on June 5, 1995 at which the Board of Directors was reelected to serve for one year and employment of Toback CPA's as auditors was approved.

Item 5. Other Information
-------------------------
None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PERFORMANCE INDUSTRIES, INC. and SUBSIDIARIES



Date: November 13, 1995       /s/ Joe Hrudka
                              -----------------------------
                                  Joe Hrudka
                                  Chairman of the Board
                                  (Principal Executive Officer)



                              /s/ James W. Brown
                              -----------------------------
                                  James W. Brown
                                  Chief Financial Officer
                                   (Principal Accounting Officer)