Form 10-K
period 1995-12-31
PERFORMANCE INDUSTRIES INC/OH/
filed 1996-04-01
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1995
                         Commission File Number 0-11331

                          PERFORMANCE INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as Specified in its Charter)

               Ohio                                              34-1334199
- ----------------------------------                               ----------
(State or  Other  Jurisdiction  of                            (I.R.S. Employer
Incorporation  or  Organization)                             Identification No.)

                        2425 E. Camelback Road, Suite 620
                             Phoenix, Arizona 85016
              (Address of principal executive offices and zip code)

                                 (602) 912-0100
               (Registrant's telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of Each class          Name of Each Exchange on Which Registered
       ---------------------       ------------------------------------------
              None                                     None

Securities  Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, Without Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports and (2) has been subject to such
filing requirements for the past 90 days.     Yes [ X ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Registrant's voting stock held by nonaffiliates as of March 29, 1996 (based upon closing price) was $769,000.

At  March  31,  1996,   9,958,115  shares  of  Registrant's  Common  Stock  were
outstanding.

                                     PART I

ITEM 1.  BUSINESS
         --------

The Company currently operates in three primary business segments for which it has formed the following subsidiaries; restaurants, factoring, and real estate development.

Performance Restaurants Group, Inc. (Restaurants)
- -------------------------------------------------

Restaurants was formed in 1993 to acquire six operating restaurants in California. Five of the restaurants operate under the trade name Bobby McGee's and are full service restaurants/nightclubs. The sixth was converted to a sports bar concept operating under the trade name McGee's Grill. In 1995, a seventh restaurant was acquired in Scottsdale, Arizona. It is a full service restaurant and bar operating under the trade name Buster's Restaurant Bar & Grill.

The Bobby McGee's concept is a full service restaurant using costumed servers and a lounge offering music and dancing at the same location. The restaurant appeals to a wide range of diners as a special event restaurant. Diners come to the restaurant to celebrate birthdays, anniversaries, graduations, and other special occasions.

The nightclub offers a dance floor with a disc jockey playing recorded music. It appeals to younger patrons who are out for a night of dancing and socializing.

Buster's Restaurant Bar & Grill is a more upscale dining experience offering choice meats, seafood, and specialty dishes. The beverage offerings include a full line of liquors and wine, as well as ten micro brews and a wide assortment of domestic and imported beers. Buster's Restaurant Bar & Grill's business is more cyclical than the other restaurants with greater sales between November and April coinciding with the winter visitor season in Arizona and slower sales during the summer months.

McGee's Grill was opened in 1994. It features pool tables and television screens for the viewing of sports events and a limited menu for dinner and lunch in the sports bar. The sports bar is combined with the more traditional nightclub offered at other Bobby McGee's restaurants.

Restaurants has developed a franchising package for its concept domestically and internationally. The franchisees will pay a fee for each restaurant they develop, plus a royalty based upon gross sales of each location. Area Development Agreements will cover multi unit franchises in a specific geographic area. Restaurants will offer assistance to the franchisee in training employees, advertising, site selection, and operation of a franchised location.
Restaurants has not actively marketed any franchises.

Performance Funding Corp. (Funding)
- -----------------------------------

This subsidiary was formed in Arizona and is engaged in the factoring business. Factoring is the purchase of accounts receivables at a discount from face value. All purchases are full recourse against the seller. This means that, after a predetermined period, the seller must either repurchase the invoice at full face value or substitute an invoice for the face value, plus accrued fees.

At the time of purchase of the invoice, Funding purchases the invoice at a discount of the face value of the invoice. The discount is set at the maximum fees possible, plus a reserve for bad debt. Upon collection of the invoice, the seller is paid the difference between the fee holdback and earned fees to the date of payment. Funding receives a security interest in other receivables of the seller to further secure payment of fees and to secure performance of the recourse provision of the contract.

Funding looks for sellers with annual sales between $250,000 and $15,000,000. The decision to purchase receivables is based upon the financial condition of the client, the profitability of the seller, payment terms of the receivable, and the credit worthiness of the account debtors.

Performance Development Corp. (Development)
- -------------------------------------------

Camelback Plaza Development, L.C.
- ---------------------------------

Development was formed in Arizona in 1993 to act as managing member of Camelback Plaza Development, L.C., which was developing and leasing Camelback Plaza, a retail/restaurant development in Phoenix, Arizona. The retail phase of the project opened in late 1994 with Just for Feet and Blockbuster Music as its first tenants.

The restaurant phase, consisting of a free standing building for the Hard Rock Cafe, was constructed in 1995. The Hard Rock Cafe opened for business in October 1995.

The remaining space in the retail phase is under lease with tenant improvements having commenced in late 1995 with expected completion in the second quarter 1996. The lessee is a full service restaurant.

Fabricaciones Metalicas Mexicanas, S.A.(FMMSA)
- ----------------------------------------------

This is the Mexican subsidiary of the Company that previously operated as a Maquiladora plant in Mexicali, Mexico. Since the Company discontinued manufacturing, it has been the holder of the real property owned by the Company and has been the lessor of the property to other manufacturing concerns. At the present time, the enclosed property is 100% leased with lease terms of two to five years in duration. The Company has a real estate broker seeking a buyer for the property.

Ixtapa
- ------

The Company purchased land for development as a condominium complex. At the time of purchase, the seller had committed to construction financing for the project. As discussed further below, the Company has indefinitely delayed the project due to the continuing financial situation in Mexico.

A.  Implementation of Reorganization
    --------------------------------

On April 21, 1991, Mr. Gasket Company (excluding subsidiaries), (now known as Performance Industries, Inc., the "Company" herein) filed a petition for relief under Chapter 11 of the United Bankruptcy Code with the United States Bankruptcy Court for the Central District of California, Chapter 11 Case No. LA-91-72714-AA. The bankruptcy was prompted, in part, by the following events:
1) the March 21, 1991 entry of a judgment against Mr. Gasket Company in favor of Rally Manufacturing Company ("Rally"); 2) the inability of Mr. Gasket Company to make a principal reduction payment on certain Subordinated Notes owed by Mr. Gasket Company; 3) the refusal by Mr. Gasket Company's primary lender to extend further credit to Mr. Gasket Company as a result of the threat of execution on the Rally judgment; and 4) a decrease in sales of Mr. Gasket Company's products of 30% or $17 million in the first six months of 1991.

On May 4, 1993, Mr. Gasket Company emerged from Chapter 11 proceedings and filed a Certificate of Reorganization with the Ohio Secretary of State's Office, along with Amended and Restated Articles of Incorporation which, among other things, changed the name of the Company from Mr. Gasket Company to Performance Industries, Inc. The Company now operates its business without Bankruptcy Court supervision.

Under the Joint Plan, a cash reserve of approximately One Million Five Hundred Thousand Dollars was established for the purpose of satisfying disputed and unliquidated general unsecured claims which were expected to be liquidated subsequent to the Implementation Date. If the reserve is insufficient to satisfy all subsequently liquidated claims, the Company is required to deposit up to One Million Dollars per year into the Option A Cash Reserve until such time as all claims are paid pursuant to the Joint Plan. It is not anticipated that this requirement will have any effect on the Company's ability to meet its obligations.

B.  Prior Business
    --------------

Wheel and Tire Division
- -----------------------

On December 31, 1992, during the Chapter 11 proceeding, the wheel and tire business was sold. Under the terms of the sale agreement, Cragar Industries, Inc. purchased all inventory, intangible property, certain accounts receivable, and other assets of the wheel and tire business.

The net sales price of the wheel and tire business was $11,348,000 consisting of $4,000,000 paid in January 1993, $4,000,000 paid by March 31, 1993 pursuant to the terms of a secured promissory note, and the balance to be paid by December 31, 1993 pursuant to the terms of a non-interest bearing cognovit promissory note. This note was renegotiated during the summer of 1993 and in December 1994. (See note to financial statements 5 for further details). In connection with this sale, the Company entered into a three year non-competition agreement.

Performance Division
- --------------------

On May 4, 1993, the Company sold the assets and certain liabilities of the Performance Division to an affiliate of Echlin, Inc. The buyer operates as Mr. Gasket, Inc. The assets sold included most of the assets of the Performance business and related activities in Cleveland, Ohio, excluding land and building.

The sales price for the Performance business was $33,880,000 before adjustment in working capital, as defined in the Purchase Agreement. Cash and other consideration of $31,880,000 were paid at closing on May 4, 1993 and $175,000 was paid upon agreement on the working capital adjustment. An additional $2,000,000 was maintained in escrow for twelve months to provide for the payment of claims for indemnification under the initial Purchase Agreement. (See note 5 to financial statements for further information). The escrow was closed and all proceeds paid to the Company on May 4, 1994.

In conjunction with the sale of Performance Division, the land and building used for the Performance Division was leased by an affiliate of Echlin, Inc. with an option to purchase. This option was exercised and the land and building sale closed on April 14, 1994. The net proceeds were approximately $2,180,000 after payment of the existing mortgage on the property.

Exhaust Division
- ----------------

The Company sold its Exhaust business to Walker Manufacturing, a division of Tennessee Gas Pipeline Company on December 3, 1993 after approval of the sale by shareholders on November 28, 1993. The sale included all machinery and equipment used by the Company to manufacture exhaust products, the exhaust finished goods inventory, selected raw material and work in process, patents and trademarks and account receivables related to the exhaust business.

The sale price was $7,503,090, subject to later adjustment if the accounts receivable collections did not exceed the sum of approximately $2,500,000.
$6,503,090 was paid on closing, $1,000,000 was paid upon the delivery of machinery and equipment from Mexico to the Buyer's factory in Mississippi. In connection with the sale, the Company and certain of its current and former officers and directors entered into a five year non-competition agreements with respect to the Exhaust business.

In addition, the Company entered into a transition agreement with Walker whereby the Company agreed to provide warehousing for finished goods in Phoenix to Walker through March 31, 1994 at a cost basis. The transition agreement ended on March 31, 1994 when Walker closed its warehouse in Phoenix.

C.  Competition
    -----------

The factoring business is a niche market for financing. Funding competes with several companies that have greater financial resources than Funding. Funding competes on the basis of rates, service and market concentration.

The restaurant business is highly competitive. Restaurants competes in the restaurant business with a number of chains and restaurants owned by substantially larger companies with greater financial resources than Restaurants. Restaurants competes on the basis of name recognition, concept of restaurants, location, quality of product and other intangible elements.
Restaurants believes that the costume concept, along with the adjoining nightclub, offers a unique experience for the consumer that has a broad appeal. Restaurants further believes its present locations offer a competitive advantage over other areas.

The real estate development business is highly competitive. Development competes with several other development companies in the Phoenix market that are more experienced and have greater financial resources. However, Development feels the location of the development is highly desirable to the high volume tenants who have signed leases.

D.  Trademarks and Patents
    ----------------------

The Company's registered trademark for restaurants is an important factor in marketing for this group due to the high degree of name recognition in its geographical area and general market. The name Bobby McGee's is federally trademarked.

E.   Environmental Matters
     ---------------------

An investigation of environmental matters related to facilities and property owned and leased by the Company was performed to determine contingencies that may have affected the Company's emergence from Chapter 11. Certain reports received by the Company have identified areas of environmental contamination and potential environmental contamination. Management believes that certain predecessors-in-interest may bear either full or partial liability for remediation of affected areas. Certain predecessors-in-interest and governmental agencies have been notified by the Company of the related possible liabilities. In addition, the Company notified its insurance carriers of potential claims under its general liability and property insurance coverage from prior years.

a.   Manufacturing Facility in California
     ------------------------------------

    This facility housed the manufacturing plant of the Wheel business. All assets at this facility have been sold and the buyer has vacated the premises (See Notes 5 & 18 to the Consolidated Financial Statements). The Company filed a closure plan with the State of California for this facility.

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

    At this time, all appropriate county, state and federal agencies have been notified regarding contamination at this site. To management's knowledge, no response has yet been made by any notified governmental agency nor has the facility been inspected by any such agency. However, the Company may, at a later date, be ordered to undertake further testing and/or remediation at the location.

    The Richter Family Trust, the owner of this facility, filed an action against the Company and others in the U.S. District Court for the Central District of California and served it on the Company in April 1995. The Company responded to the complaint on its behalf and on behalf of Joe Hrudka as an officer of the Company. The complaint seeks damages of an unspecified amount for environmental contamination at the site under several theories. Currently, the action is stayed by stipulation of the parties, so that further testing to determine the extent of the contamination can be completed.

    The Company tendered defense of the action to several insurance carriers under policies in force for the periods when it owned and operated its wheel division at the site. Two insurers have agreed to pay some legal costs of defending the action under their policies, although they have reserved the right to ultimately deny coverage for any contamination or the costs of remediation.

b.   Warehousing and Office Facility in Ohio
     ---------------------------------------

    In 1990, potential contamination was discovered at this location. Environmental studies performed to date have determined that the contamination is confined to the site with no evidence of migration to groundwater or surrounding properties. At the present time, analysis of the potential remediation alternatives has not been completed, nor has a proposed plan been submitted for approval by the Ohio EPA.

    As part of the sale of the Performance Division to Echlin, Inc., the Company entered into an indemnity agreement with a predecessor-in-interest at the site. The predecessor-in-interest and the buyer of the Performance division have agreed to pay for the remediation of the major known environmental contamination at the site. However, the Company was required to guarantee the obligations of the purchaser.

    The Company had agreed to remove two above ground storage tanks, an underground storage tank, and to submit a closure plan to the State for a drum storage area. In March, 1995 the State of Ohio EPA accepted the company's closure of the drum storage area as being in compliance with the previously filed closure plan. This was the last requirement for the release of the escrow funds held by Echlin, Inc. from the sale proceeds of the Brookpark Road facility. The Company had also completed the removal of an underground storage tank at the Brookpark Road facility in 1994. With this closure, the Company believes it has no further expense for environmental contamination related to the Brookpark Road facility.

ITEM 2.      PROPERTIES
             ----------

As of December 31, 1995, the Company and its subsidiaries owned and leased a total of approximately 363,308 square feet of manufacturing, warehousing, office, and other space for its principal facilities. Management believes that the Company's and its subsidiaries' facilities and equipment are modern and well maintained.

The locations and general description of the principal properties owned and leased by the Company and its subsidiaries are as follows:

                                                                                Approximate
                                                                                Area in                 Lease
Location                        Primary Functions                               Square Feet             Expiration
- --------                        -----------------                               -----------             ----------

Phoenix,                        Office                                          6,314                   Lease
  Arizona                                                                                               07/31/97

Scottsdale,                     Buster's Restaurant Bar & Grill                 9,123                   04/31/2000
  Arizona

Brea,                           Restaurant/Nightclub                            11,000                  06/30/2005
  California

Burbank,                        Restaurant/Nightclub                            11,000                  06/30/2010
  California

Burlingame,                     Restaurant/Nightclub                             9,000                  12/31/1996
  California

Citrus Heights,                 Restaurant/Nightclub                            10,600                  09/14/2005
  California

San Bernardino,                 Restaurant/Nightclub                            10,500                  11/13/2002
  California

                                                                                Approximate
                                                                                Area in                 Lease
Location                        Primary Functions                               Square Feet             Expiration
- --------                        -----------------                               -----------             ----------

San Ramon,                      Restaurant/Nightclub                             9,980                  06/30/2002
  California

Mexicali,                       Office, manufacturing,                          277,000(1)              Owned
  Mexico                        and warehousing

Ixtapa                          Raw Land                                        8,748 sq. meters        Owned

Phoenix,                        Development Project                             5 Acres(2)              Land Lease
  Arizona                                                                                               02/28/2052

Las Vegas,                      Restaurant/Nightclub                            9,185                   12/31/2005
  Nevada

- --------------------------------------------------------------------------------
(1)                             Due  to a  change  in  the  Mexican  laws,  this
                                property   has  been   transferred   in  fee  to
                                Fabricaciones Metalicas Mexicanas, SA, a wholly owned subsidiary of the Company. The Mexicali facility is currently being leased by several tenants. The lease commitments expire on various dates between 1996 and 1998. The Company's minimum annual rent for 1996 is approximately $700,000 from the property.

(2) The real property of five (5) acres which is under development by the subsidiary is subject to a long term land lease. The subsidiary has the option to purchase the real property after the year 2015 at its fair market value without consideration of value added for any improvements on the property.

ITEM 3.      LEGAL PROCEEDINGS
             -----------------

A. On January 6th, 1994 the Company filed an action in the Superior Court of Arizona for the County of Maricopa to determine the fair cash value of its shares held by shareholders who dissented from the sale of the Exhaust business. The dissenting shareholders are as follows: Ecco Sales, Inc. Defined Benefit Plan and Mr. David E. Miller, its trustee; Murray & Murray Co., L.P.A. Profit-Sharing Plan and Trust and Dennis E. Murray, Sr., its trustee; and Murray and Murray Co. L.P.A. - Dennis Murray Voluntary Account and Dennis
              E. Murray, Sr., its trustee; Monumental Life Insurance Company, a Maryland corporation; Ince & Co., a foreign corporation; The Travelers Corporation, a foreign corporation; The Travelers Insurance Company, a Connecticut corporation; Provident Mutual Life Insurance Company of Philadelphia, a Pennsylvania corporation; Provident Mutual Life Insurance Company, a foreign corporation; New England Mutual Life Insurance Company, a
              Massachusetts corporation; Angelo M. Alesci, an individual; William R. Bagger, an individual:

             All of the dissenting shareholders, except Ecco Sales and Murray & Murray, LPA, agreed to accept and were paid $.75 per share, as the fair market value, for their stock.

             Two of the dissenting shareholders made a special appearance by Motion to Dismiss for lack of personal jurisdiction, Murray &
             Murray Co. L.P.A. Profit Sharing Plan, and Murray & Murray Co. L.P.A. After the remand from the Arizona Court of Appeals, the Maricopa County Superior Court held it had jurisdiction over the defendants in February, 1995. The defendants appealed the trial court decision to the Arizona Court of Appeals. The court again upheld the trial court decision. The defendants then appealed to the Arizona Supreme Court, which upheld the Court of Appeals' decision.

              The defendants sought review by the U.S. Supreme Court under a Writ of Certiorari. The Writ was denied in February 1996. The matter will now proceed to establish the fair market value of the defendants' shares as of the date of their dissent. The Company expects the proceedings to take at least 90 days to be resolved.

B. On January 26, 1994 an action filed by Murray & Murray in the Court of Common Pleas, County of Cuyahoga, State of Ohio, was served on the Company and three former or present officers and/or directors of the Company; Joe Hrudka, Tom Hrudka and Howard B. Gardner. The action against the Company seeks declaratory judgment holding that the fair cash value determination be heard in the State of Ohio. The action against the directors and officers alleges a breach of fiduciary duty involving the negotiation of consulting and non-competition agreements in connection with the Company's sale of its former businesses. The Company has filed a motion to dismiss the action which motion has not yet been decided.

C. In April 1995, the Company was served with an action filed by the Richter Family Trust in the U.S. District Court for the Central District of California against the Company and others for unspecified damages for the remediation of the site of the Company's former wheel manufacturing plant. The Company responded to the suit on its own behalf and on behalf of Joe Hrudka, an officer and director of the Company, who was sued personally. Currently, the case has been stayed by stipulation of the parties, so that further testing can be conducted on site to determine the extent of the contamination.

             The Company is involved in various other claims and legal actions arising in the ordinary course of business, including product liability claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

             None.

                                     PART II
                                     -------

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             -----------------------------------------------------------------
             MATTERS
             -------

The following table sets forth the range of high and low closing bid prices for the Company's common stock as reported by the NASDAQ National Market System for the past two calendar years:

                                               BID                ASK
                                               ---                ---
1995
- ----
Quarter ended March 31, 1995                   9/16              3/ 4
Quarter ended June 30, 1995                    1/ 2              9/16
Quarter ended September 30, 1995               3/ 8              1/ 2
Quarter ended December 31, 1995                3/16              5/16

1994
- ----
Quarter ended March 31, 1994                $   1/2           $  11/16
Quarter ended June 30, 1994                 $   1/2           $  11/16
Quarter ended September 30, 1994            $   5/8           $  11/16
Quarter ended December 31, 1994             $   9/16          $   3/4

(1)          All  quotations  represent   inter-dealer  prices,  without  retail
             mark-up, markdown or commission, and may not necessarily represent actual trades.

As of March 26, 1996, there were 810 holders of record of the Company's common stock. No dividends have been declared since December 1984, nor does the Company anticipate that any dividends will be declared in the foreseeable future.

The Company's shares are traded over the counter.

During 1994, the Company purchased approximately 2,234,000 shares of stock from dissenters due to the sale of the Company's Exhaust division to Walker Manufacturing. In addition, the Company purchased approximately 202,000 shares on the open market in 1994.

ITEM 6.      SELECTED FINANCIAL DATA (in thousands, except per share data)
             -------------------------------------------------------------

The Company's selected consolidated financial data has been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business.

The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1991 through 1995. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1991 through 1995 are derived from the audited financial statements of the Company.

                             Year Ended December 31
                             ----------------------

OPERATING RESULTS:        1991        1992        1993       1994       1995
- -----------------       --------    --------    --------   --------   --------
Net revenues            $ 71,200    $ 78,478    $   360    $ 18,415   $ 20,253

Net income (loss)       ($23,034)   ($ 5,711)   $ 27,623   $    435   $    294

Net income (loss) per
  common share          ($  2.19)   ($   .54)   $   2.34       $.04   $   0.03
Weighted average
  number of shares
  of common stock
  outstanding             10,525      10,525      11,789     10,407      9,958

                             Year Ended December 31
                             ----------------------

FINANCIAL POSITION:      1991        1992        1993       1994       1995
- ------------------     --------    --------    --------   --------   --------
Working capital
  (deficiency)         ($37,743)   ($35,609)   $  2,636   $    574   $  2,424

Total assets           $ 85,214    $ 68,320    $ 23,126   $ 24,108   $ 24,878

Long-term debt,
  excluding current
  installments and
  amount subject to
  compromise           $  1,456    $    955    $    515   $  5,962   $  7,345

Shareholders' equity
  (deficiency)         $(10,397)   $(16,108)   $ 12,824   $ 11,494   $ 13,061

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS
             -----------------------------------

RESULTS OF OPERATIONS
- ---------------------

Consolidated
- ------------

For the year ended December 31, 1995 the Company had a consolidated after tax loss from continuing operations of ($144,000), compared to a loss of ($289,000) for the same period in 1994.

Net after tax income for 1995 was $294,000 compared to income of $435,000 for the year ending December 31, 1994. In 1995 the Company had income of $438,000 from discontinued operations primarily as a result of "changes in accounting estimates". Throughout the year the Company was able to settle claims for less than expected and to collect, or now expects to collect, more receivables than anticipated at December 31, 1994.

The Company's selling, general, and administrative expenses were $659,000 less than in 1994. This is a 19% decrease.

Interest expense was $533,000 in 1995 compared to $18,000 in 1994. This rise in interest is a result of the mini- permanent loan on the retail center and the Funding line of credit.

In December 1995 the Company was able to sell a portion of securities it obtained in a private offering. The net proceeds from the sale was $387,000. The original investment made in 1994 was $250,000. The remaining shares, which are subject to restrictions on sale under Rule 144, have been written up to market value as of December 31, 1995 (see Note 6 to the Notes to Consolidated Financial Statements).

During the year ended December 31, 1994, the Company purchased 2,436,455 of treasury stock at an average price of $.7244 per share. Most of these purchases were a result of dissenting shareholders rights exercised in 1993. The Company's book value per common share outstanding increased from $1.10 at December 31, 1994 to $1.31 at December 31, 1995.

At December 31, 1995 the Company had only eight employees, two of which are devoted exclusively to management of the Funding subsidiary. Management has no plans to increase employment from this level.

Performance Restaurants Group, Inc. (Restaurants)
- -------------------------------------------------

Revenues
- --------

Total revenues increased 11.6% to $19,357,000 for 1995 compared to $17,350,000 for 1994. The increase in revenue is a result of the acquisition of a new restaurant operating under the trade name Buster's Restaurant Bar & Grill.

The year ended 1995 was a 53 week year as compared to 52 weeks in the year ended 1994. Excluding the extra week in 1995, same store sales were down approximately 2.3% as compared with 1994.

Cost and Expenses
- -----------------

Cost of sales, consisting of food and beverage cost, increased during 1995 to 27.6% of sales, as compared with 26.4% in 1994. The percentage increase is primarily attributable to the food items offered at Buster's Restaurant Bar & Grill. The restaurant sells primarily certified Black Angus beef and fresh seafood of the highest quality available. The menu yields a higher food cost percentage than a Bobby McGee's restaurant.

Restaurant operating expenses include all other unit-level operating costs, the major components of which are labor cost, supplies, advertising and promotions, utilities, outside services, repairs and maintenance, depreciation, and occupancy cost. These costs as a percentage of sales increased slightly by .6% to 66.6% during 1995 as compared with 66.0% in 1994. The percentage increase is a result of increased advertising and an increase in depreciation expense. Same store depreciation increased $245,000 to $423,000 in 1995 from $178,000 in 1994. The increase is due to the extensive remodeling of the restaurants which was completed in April of 1995. Advertising expenditures have increased due to several aggressive advertising campaigns aimed at exposing customers to the newly remodeled "Bobby McGee's".

Administrative expenses as a percentage of sales declined by .4% in 1995 to 6.6%, compared with 7.0% in 1994. Substantially all of the decline is attributed to higher sales volume.

Net Income
- ----------

The restaurant division recorded a net loss of $165,534 for 1995 as compared to net income of $105,198 for 1994. The loss is attributable to higher depreciation charges, increased advertising and the seasonality of Buster's Restaurant Bar & Grill.

Earnings Outlook
- ----------------

In 1995, Restaurants signed a lease for a new Bobby McGee's restaurant in Las Vegas, Nevada. Renovations of the premises is proceeding and a grand opening is planned for May 1996. The new restaurant will operate under the familiar Bobby McGee's concept with an updated decor and will serve as a model for future expansion.

Restaurants is looking at several locations throughout the south-west for expansion of all three of its restaurant concepts. Restaurants will concentrate on Arizona, California, and Nevada for company operated stores and offer franchises nationally.

Bobby McGee's Franchises
- ------------------------

Restaurants has developed a franchise package for domestic and international use because of interest in a possible franchise by a foreign investor. The domestic package was developed to meet certain regulatory policies before offering the franchises internationally. Restaurants has not actively sought franchisees and has no estimate of how many if any will be sold in the upcoming fiscal year.

Performance Funding Corp. (Funding)
- -----------------------------------

A customer representing approximately $360,000 of the 1994 fee revenue obtained other financing and paid off the Company in February of 1995. Funding was able to obtain additional business to offset some of this lost revenue. As a result, gross revenues for the year ended December 31, 1995 was $896,000 compared to $1,065,000 in 1994, a decrease of approximately 13%.

Net earnings before taxes decreased from $895,000 in 1994 to $676,000 in 1995. Coupled with the gross revenue decrease, third party interest and financing costs associated with obtaining the new line of credit are responsible for most of the decrease in net earnings.

At December 31, 1995, Funding had approximately $1,550,000 invested in assets of approximately $2,070,000 earning fees, compared to $3,500,000 and $4,400,000 at December 31, 1994. This is a 53% reduction in assets earning fees from 1994 to 1995. Increased competition for quality customers is the primary cause for most of the decline. As stated above, one of Funding's largest customers, representing $1,400,000 of the assets earning fees at December 31, 1994, was able to obtain alternative financing offering significantly lower interest rates. Quality clients of this size are difficult to replace.

Most major banks, in the past year or two, have established divisions which are allowed to finance somewhat higher risk companies. These are the companies
Funding seeks as clients. These are companies that almost qualify for conventional financing but may not have enough history or are experiencing fast paced growth. Funding cannot or will not compete with these divisions on interest rates. But Funding can and does compete by offering a close personal interest and understanding of the clients' business. The ability to quickly respond to the clients' changing financing needs has also been a good selling tool.

In July 1995, Funding obtained a line of credit from a financial institution in the amount of $2,000,000. This has allowed the Company to lessen its cash investment in Funding while providing capital for future growth. Under the agreement, the Company must maintain an equity position in Funding of $1,000,000. The line of credit expires in

July 1997. Management believes, but there can be no assurance, that the line of credit will be renewed in 1997, if needed.

Performance Development Corp. (Development)
- -------------------------------------------

Gross rent received for the year ended December 31, 1995 was approximately $770,000 compared to approximately $50,000 for 1994. The development recorded a net loss of approximately $30,000 for the year ended December 31, 1995 compared to break even for 1994. This loss is attributed to unabsorbed common area maintenance expenses related to unoccupied space. Based upon signed leases, all space is to be occupied by the second quarter of 1996 and the minimum rents are expected to be over $1,000,000 in 1996.

Development converted its construction loan of $4.9 million to a mini-permanent loan on January 1, 1996. The loan is amortized over a twenty year period with a balloon of the outstanding balance due in 40 months.

The Company has contracted with a broker to obtain a buyer of the project.

Ixtapa, Mexico
- --------------

Development purchased land in Marina Ixtapa Mexico for development as a sixty unit condominium. Preliminary architectural work has been completed, including cost estimates.

At the time of purchase, Development received a commitment for construction financing from the seller of the property. The commitment was not honored as a result of the financial crisis in Mexico.

The Company planned to begin development of the project in the first quarter of 1995. These plans have been indefinitely put on hold by the financial crisis in Mexico.

Fabricaciones Metalicas Mexicanas, S.A. (FMMSA)
- -----------------------------------------------

FMMSA is a wholly owned foreign subsidiary of the Company. Its remaining assets, after the December, 1993 sale of the Exhaust Division, consists of land and buildings located in Mexicali, Mexico.

Gross rent revenue was approximately $535,000 for the year ended December 31, 1995 compared to approximately $488,000 in 1994. Net after tax income was approximately $195,000 and $20,000 for these same years respectively. The 1994 net earnings were impacted by environmental cleanup expenses related to closing the exhaust division of the Company. While 1995 net earnings improved, the Company incurred some expenses related to making the property into an industrial park, as well as repairs to make the facility more suitable for additional tenants.

Liquidity and Capital Resources
- -------------------------------

Short Term
- ----------

The Company's short term liquidity and capital resources have improved considerably during the year ended December 31, 1995. While cash and equivalents have decreased, $731,000, working capital has increased by $1,850,000. In addition, the Company, through its Funding subsidiary, obtained a two year, $2,000,000 line of credit. At December 31, 1995, the Company had used approximately $360,000 of the line of credit.

The Company has negotiated a six month line of credit for $1,000,000, which is to be in effect by April 1, 1996. The line is secured by certain securities available for sale. The contract provides for one six month option to extend.

With the financing the Company has in place, and with most all of the business segments generating positive cash flows, management believes, but there can be no assurance, its short term cash requirements will be met.

Long Term
- ---------

During 1995, the Company invested approximately $3,250,000 to complete its real estate development projects. The Company has made some progress in the marketing for sale of these real estate assets. The Company has signed a six month exclusive contract with Cushman & Wakefield to be the broker for a sale of the Camelback Plaza retail center.

The Company has a purchase and sale agreement with one of its tenants in Mexicali, Mexico to sell the Company's foreign subsidiary, FMMSA. The sale, if completed, should take place in the 2nd or 3rd quarter of 1996.

Additionally in 1995, the Company invested $1,410,000 into its restaurant subsidiary. The funds were used to add two new restaurants and finish remodeling existing restaurant stores. One of the restaurants purchased was in operation and its results for the approximate 9 1/2 months of the Company's ownership are included in the results of operations. The other restaurant, which is in Las Vegas, will not open until the 2nd quarter of 1996. With the opening of this restaurant, the Company will have eight restaurants total. Management believes it needs 10 - 12 restaurants to maximize absorption of its fixed operating expenses.

The Company intends to use the proceeds from the sale of its real estate holdings to expand its restaurant operations.

Inflation
- ---------

Management does not believe that inflation will have a material effect on the results of operations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------

The independent auditors' report on the Consolidated Financial Statements and Schedules listed in the accompanying index are filed as part of this report. See
Index to Audited Consolidated Financial Statements and Schedules on page      .
                                                                        ------
ITEM 9.      CHANGES IN AND  DISAGREEMENTS  WITH  INDEPENDENT  AUDITORS  ON
             --------------------------------------------------------------
             ACCOUNTING AND  FINANCIAL   DISCLOSURE
             --------------------------------------

None.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

The Directors and Executive Officers of the Company as of December 31, 1995 were as follows:


Name                             Age          Position
- ----                             ---          --------

Joe Hrudka                       57           Chief Executive Officer

Edmund L. Fochtman,              58           President/Director
Jr. (1)

Allen L. Haire (1)               53           Director

Jonathan Tratt                   37           Director

James W. Brown                   47           Chief Financial Officer/Director

Robert A. Cassalia              43            Secretary

All Directors are elected annually by the Company's shareholders and hold office until their successors are duly elected and qualified.

- --------------------------------------------------------------------------------
(1) Member of the Audit Committee.

Joe Hrudka is the founder and principal shareholder of the Company. Since 1981 he has served as the Chairman of the Board and a Director. Mr. Hrudka has served as Chief Executive Officer of the Company since November, 1993. In 1964, Mr. Hrudka founded the original Mr. Gasket Company and served as Chairman of the Board and President until the Company was purchased by W. R. Grace in 1971. He was then employed as a Vice President of the Automotive Division of W. R. Grace from 1972 to 1974 and as a consultant to W. R. Grace during 1975 and 1976. From 1977 until the formation of the Company in 1981, Mr. Hrudka was a private investor. Mr. Hrudka has served as a director of Action Products, Inc. from 1987, and served as Secretary of Action Products, Inc. from October 1990 to May 1992. In November 1991, a receiver was appointed by the Maricopa County Superior Court, State of Arizona, to manage the assets of Action Products, Inc. at the request of a secured party. Action's assets were sold in May 1992 by the receiver. Mr. Hrudka has served as a Director of each of the subsidiaries since they have been formed.

Edmund L. Fochtman, Jr. has been President of the Company since May, 1993. He was an executive Vice President of the Company since January, 1992. He was Chairman of the Board of Directors and Chief Executive Officer of Action
Products, Inc., a company engaged in the manufacture and sale of fiberglass bodied mini-cars and sales of other promotional products from October 1986 until January 1992. From 1984 to 1986, Mr. Fochtman was a private investor. From 1976 to 1984, he served as Vice President of F. W. & Associates, Inc. In November 1991, a receiver was appointed by the Maricopa County Superior Court, State of Arizona, to manage the assets of Action Products, Inc. at the request of a secured party. Action's assets were sold in May 1992 by the receiver. Mr. Fochtman was elected a Director of the Company in June 1988 and as a director of each of the subsidiaries since 1993.

Allen L. Haire has been chairman and Chief Executive Officer of Enerco Technical Products, a manufacturer of gas-fired infra-red heating equipment, since July 1984. He was a manufacturer's representative from 1977 to 1984. Mr. Haire was elected a Director in June 1988.

Jonathan Tratt has been President and Director of Industrial Brokerage, Inc., an investment and commercial real estate brokerage company since 1992. Prior to 1992, Jonathan Tratt was a general investor and real estate agent in Phoenix, Arizona. Jonathan Tratt is also a director of Gulp Investments, Inc., a real estate and general investment company, and was elected a director of the Company in May, 1993.

James W. Brown, a certified public accountant, has been Chief Financial Officer and Director since December 1993. From 1989 until joining the Company in May, 1993, Mr. Brown was CFO of RACAM Amusement Group. From 1985 to 1988 he was the Chief Operating Officer of American Educational Computers, Inc., a publicly traded software and video publisher. Prior to 1985 he was Vice President of Finance of National Zinc Company, a primary metals manufacturer. Mr. Brown has served as a Director of the subsidiaries since 1993.

Robert A. Cassalia was hired by the Company as Assistant Secretary, In-House Counsel in January of 1991. On May 4, 1993, he was elected Secretary. Before joining the Company Mr. Cassalia was General Counsel of Action Products, Inc., a manufacturer of fiberglass bodied mini-cars since October, 1986. Prior to 1986, he was in private practice in Phoenix, Arizona and Syracuse, New York.

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

The information required by this item is incorporated herein from the Company's proxy statement to be filed pursuant to Regulation 14(a) under the Securities Exchange Act of 1934, within 120 days from December 31, 1994.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

                             PRINCIPAL SHAREHOLDERS

The following table sets forth the number and percentage of the outstanding shares of common stock beneficially owned as of March 29, 1995 by the only persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock.

Name and Address                                Number of Shares      Percent
of Beneficial Owner                             Beneficially Owned    of Class
- -------------------                             ------------------    --------

Joe Hrudka
9716 N. 71st Street, Paradise Valley, AZ 85253     6,756,966(1)          69%

- --------------------------------------------------------------------------------

(1) Certificates representing 795,973 shares are in the possession of a bank which claims a security interest in the same in connection with loan arrangements. The net result of future actions taken in connection therewith cannot be predicted by the Company at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Reference is made to the information contained in Note 19 to the Consolidated Financial Statements herein, which Information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,...AND  REPORTS  ON  FORM  10-K
         -----------------------------------------------------------------------

             (1)      Index to Consolidated Financial Statements:

                      Independent Auditors' Reports

                      Consolidated Balance Sheets - December 31, 1995
                      and 1994

                      Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993

                      Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993

                      Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

                      Notes to Consolidated Financial Statements - Years ended December 31, 1995, 1994 and 1993

             (2)      Index to Consolidated Financial Statement Schedules:

                      All schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Commission, or the required information is included in Notes to the Consolidated Financial Statements.

             (3)      Exhibits:

Exhibit No.
- -----------

    2.1 Disclosure Statement and Plan of Reorganization filed on July 21, 1992 by the Official Creditors' Committee. Incorporated by reference to the Company's Report on Form 10-Q filed on August 12, 1992.

    2.2 Amended Plan of Reorganization filed by the Company on August 3, 1992. Incorporated by reference to the Company's Report on Form 1O-Q filed on August 12, 1992.

    2.3 Amended Disclosure Statement including a Joint Plan of Reorganization approved by the Court to be distributed to interested parties on October 27, 1992. Incorporated by reference to the Company's Report on Form 10-Q filed on November 10, 1992.

    2.4 The Confirmed Joint Plan of Reorganization, approved by the United States Bankruptcy Court, Central District of California on April 21, 1993, as filed with the Company's report on Form 10- Q for the period ended March 31, 1993.

    2.5 Notice of satisfaction to all conditions precedent to implementation of Option "A" of the Joint Plan of Reorganization dated September 30, 1992, as filed with the Company's report on Form 10-Q for the period ended March 31, 1993.

    3.3 Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K, dated March 29, 1988.

    3.                4 Revised Code of Regulations, as amended, of the Company.
                      Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K, dated March 29, 1988.

    10.39 Month-To-Month Lease by and between F. W. Investments, an Ohio General Partnership, and the company for the premises known as 2401 W. First Street, Tempe, Arizona. Incorporated by reference to the Company's Form 10-K filed April 14, 1991.

    10.44 Sale Escrow Instructions Promissory Note and Security Agreement between Calico Light Weapon Systems and the Company concerning the sale of the Company's gun division dated December 10, 1990. Incorporated by reference to the Company's Form 8 filed September 27, 1991.

    10.45 Asset purchase agreements relating to the sale of the Wheel and Tire business dated December 31, 1992 by and between Cragar Industries, Inc. and the Company. Incorporated by reference to the Company's report on Form 8-K filed on January 12, 1993.

    10.46 The following exhibits relate to the sale of the Performance business on May 4, 1993 as filed with the Company's report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference:

    10.47 The following documents related to the sale of the Company's Exhaust Division to Walker Manufacturing Company as filed with Notice of Annual Meeting of shareholders dated November 8, 1994 and incorporated herein by reference.

    10.48             1993 Stock  Option Plan of  Performance  Industries,  Inc.
                      filed with the Company's Notice of Annual Meeting of shareholders dated November 8, 1993 and incorporated herein by reference.

    10.49 Documents relating to its purchase of operating assets from Bobby McGee's USA, Inc. effective December 20, 1993, which were filed with the Company's report on Form 10-K for the period ended December 31, 1993, and are incorporated herein by reference.

    10.50 The following documents relating to the purchase of the ground lease for 2671 E. Camelback

                      Road, Phoenix, Arizona effective December 30, 1993 as filed with the Company's report on Form 10-K for the year ended December 31, 1993 and are incorporated herein by reference:

    10.51             Lease dated May 9, 1994 by and between Just for Feet, Inc.
                      (Lessee) and Camelback Development L.C. (Lessor) dated May 9, 1994.

    10.52 Lease dated June 30, 1994 by and between Blockbuster Music Retail, Inc. (Lessee) and Camelback Plaza Development L.C. (Lessor).

    10.53 Lease dated January 17, 1995 by and between Restaurants of America, Inc. (Lessee) and Camelback Plaza Development, L.C. (Lessor).

    10.54 Design Build Lease Agreement dated December 18, 1992 by and between Hard Rock Cafe Investors, Ltd. XIV (Lessee) and Imprimis Partners II (Lessor) and amendment thereto dated September 26, 1994.

    10.55 Offer to purchase Buster's Restaurant Bar and Grill dated February 25, 1995 including a first assignment and Assumption of Lease and landlord's consent dated March 15, 1995 by and between Mercado Del Lago, L.L.C., Buster's & Company, Inc. and Performance Restaurants Group, Inc., and lease dated the 20th of November 1989 by and between Mercado Project Limited (Lessor) and Buster's & Company, Inc. (Lessee), and Bill of Sale dated March 15, 1995.

    10.56 Documents from the Caliber Bank loan dated June 24, 1994 as amended September 21, 1994.

                              - Restaurant Phase Construction Agreement, dated June 24, 1994.
                              -        Restaurant Phase Promissory Note.
                              -        Irrevocable    Letter    of    Credit   -
                                       $1,900,000.
                              -        Environmental Indemnification Agreement..
                              - Amendment to Restaurant Phase Construction Loan Agreement, Restaurant Phase Promissory Note, and Restaurant Phase Deed of Trust, dated September 21, 1994.
                              - Restaurant Phase Leasehold Construction Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing.
                              -        Assignment of Hard Rock Cafe Lease.
                              - Retail Phase Construction Loan Agreement, dated June 24, 1994.
                              -        Retail Phase Promissory Note.
                              - Amendment to Retail Phase Construction Loan Agreement, Retail Phase Promissory note, and Retail Phase Deed of Trust, dated September 21, 1994.
                              - Retail Phase Leasehold Construction Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing.
                              -        Assignment of Retail Leases.

    10.57 Line of Credit Agreement dated July 19, 1995 by and between Performance Funding Corp. and Capital Factors, Inc. and Guarantee of Performance Industries, Inc.

    10.58             Lease  dated   September  1,  1995   between   Performance
                      Restaurants of Nevada, Inc. and 1030 East Flamingo, L.L.C.

    10.59             Second  Amendment  to  Retail  Phase   Construction   Loan
                      Agreement dated October 31, 1995 by and between Camelback Plaza Development, L.C. and Norwest Bank.

    10.60 Tenth Amendment to Restaurant Phase Construction Loan Agreement dated October 31, 1995 by and between Camelback Plaza Development, L.C. and Norwest Bank.

    10.61. Cash Collateral Agreement by and between Performance Industries, Inc. and Norwest Bank dated October 31, 1995.

    22                Subsidiaries of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 1996                   Performance Industries, Inc.

                                                By: /s/ Edmund L. Fochtman, Jr.
                                                   ----------------------------
                                                Edmund L. Fochtman, Jr.
                                                President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of March, 1996 by the following persons on behalf of the Registrant in the capacities indicated:


/s/ Joe Hrudka                             Chairman of the Board and Director
- --------------------------                 (Chief Executive Officer)
Joe Hrudka

/s/ Edmund L. Fochtman, Jr.                President and Director
- --------------------------
Edmund L. Fochtman, Jr.

/s/ Allen L. Haire                         Director
- --------------------------
Allen L. Haire

/s/ Jonathan Tratt                         Director
- --------------------------
Jonathan Tratt

/s/ James W. Brown                         Chief Financial Officer and Director
- --------------------------                 (principal Accounting Officer)
James W. Brown

/s/ Robert A. Cassalia                     Secretary
- --------------------------
Robert A. Cassalia

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995




                                    CONTENTS

                                                                            Page

Independent auditor's report                                                  21


Consolidated financial statements:

    Balance sheets                                                            22

    Statements of operations                                                  23

    Statements of shareholders' equity                                        24

    Statements of cash flows                                                  25

    Notes to financial statements                                             27

Board of Directors and Shareholders
Performance Industries, Inc.
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

              We have audited the accompanying consolidated balance sheets of Performance Industries, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




TOBACK CPAs, P.C.
Phoenix, Arizona
March 20, 1996

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                           DECEMBER 31, 1995 AND 1994

                                                       ASSETS
                                                                                          1995          1994
                                                                                    --------------  ------------
Current assets:
    Cash and cash equivalents                                                       $          411  $       1,142
    Restricted cash (Note 11)                                                                1,267          2,900
    Securities available for sale (Note 6)                                                   1,783              -
    Accounts and other receivables, less allowance for
       doubtful accounts of $25 and $143, respectively (Note 21)                               416            584
    Current portion of receivables from sale of businesses,
       net of allowance (Notes 5, 7 and 21)                                                    480          1,024
    Factored accounts receivable, net of allowance for
       doubtful accounts of $201 and $113, respectively (Note 21)                            1,868          4,311
    Inventories                                                                                293            276
    Prepaid expenses and other current assets                                                  322            201
    Other assets held for sale                                                                 212            231
    Deferred income taxes (Note 14)                                                              -            254
                                                                                    --------------  -------------
           Total current assets                                                              7,052         10,923

Receivables from sale of businesses, less current portion,
    net of allowance (Notes 5, 7 and 21)                                                       520              -
Investment in real estate (Note 8)                                                          11,073          7,573
Deferred income taxes (Note 14)                                                              1,734          1,829
Property and equipment, net (Note 9)                                                         3,578          2,706
Other assets (Note 10)                                                                         921          1,077
                                                                                    --------------  -------------
           Total assets                                                             $       24,878  $      24,108
                                                                                    ==============  =============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations (Note 11)       $          594  $       4,394
    Accounts payable                                                                         1,260          1,208
    Accrued employment costs                                                                   288            401
    Accrued product liability costs (Note 16)                                                  350            902
    Accrued expenses and other current liabilities (Note 12)                                 1,016            982
    Factored receivables reserve                                                               390            889
    Liabilities subject to compromise (Note 3)                                                 754          1,573
                                                                                    --------------  -------------
           Total current liabilities                                                         4,652         10,349

Long-term debt and capital lease obligations, less current portion (Note 11)                 6,751          1,849
Commitments and contingencies (Notes 13, 16, 17 and 18)
Minority interest (Notes 8 and 13)                                                             414            416
Shareholders' equity:
    Preferred stock, par value $1.00 per share; authorized
       100,000 shares; none issued                                                               -              -
    Common stock, no par value; authorized 20,000,000
       shares; issued 12,629,326 shares                                                     31,202         31,202
    Accumulated deficit                                                                    (16,416)       (16,710)
    Unrealized appreciation on securities available for sale,
        net of income taxes (Note 6)                                                         1,226              -
                                                                                    --------------  -------------
                                                                                            16,012         14,492
    Treasury stock at cost (2,671,211 shares)                                               (2,951)        (2,998)
                                                                                    --------------  -------------
       Total shareholders' equity                                                           13,061         11,494
                                                                                    --------------  -------------
           Total liabilities and shareholders' equity                               $       24,878  $      24,108
                                                                                    ==============  =============

                    The accompanying notes are an integral
                part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                 1995            1994            1993
                                                           ------------    ------------    -----------

Revenues from continuing operations                        $     20,253    $     18,415    $        360

Cost of revenues                                                (18,279)        (16,058)            (82)
Selling, general and administrative expenses                     (2,841)         (3,500)         (3,029)
Interest expense                                                   (533)            (18)            (87)
Other income, net                                                 1,233             711             480
                                                           ------------    ------------    -----------

Loss from continuing operations
    before reorganization items                                    (167)           (450)         (2,358)

Reorganization items (Note 4)                                      --              --            (1,878)
                                                           ------------    ------------    -----------

Loss from continuing operations
    before income taxes                                            (167)           (450)         (4,236)

Income tax benefit (Note 14)                                         21             161           2,400
                                                           ------------    ------------    -----------

Loss from continuing operations before minority interest           (146)           (289)         (1,836)

Minority interest in loss from subsidiary                             2            --              --
                                                           ------------    ------------    -----------

Loss from continuing operations                                    (144)           (289)         (1,836)

Income from discontinued operations (Notes 3 and 5)                 438             724          13,443
                                                           ------------    ------------    -----------

Income before extraordinary gain                                    294             435          11,607

Extraordinary gain on forgiveness of debt (Note 3)                 --              --            16,016
                                                           ------------    ------------    -----------

Net income                                                 $        294    $        435    $     27,623
                                                           ============    ============    ============

Income (loss) per common share:
    Continuing operations                                  $       (.02)          $(.03)      $   (.16)
    Discontinued operations                                         .05             .07           1.14
                                                           ------------    ------------    -----------
    Income before extraordinary gain                                .03             .04            .98
    Gain on forgiveness of debt                                    --              --             1.36
                                                           ------------    ------------    -----------

Net income per common share                                $        .03    $        .04    $      2.34
                                                           ============    ============    ===========

Average number of shares outstanding                          9,958,115      10,406,958      11,789,453
                                                           ============    ============    ===========

                     The accompanying notes are an integral
               part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                     Common                             Treasury                      Unrealized
                                                      Stock                               Stock                       appreciation
                                              ----------------------      --------------------------                 of securities
                                                            Number                          Number     Accumulated   available for
                                              Amount       of shares            Amount    of shares       Deficit        sale
                                              ------       ---------            ------    ---------   -------------    ------------
Balance, January 1, 1993                   $   29,702     10,629,326     $    (1,042)       104,156   $     (44,768)   $          -
   Net income                                       -              -               -              -          27,623               -
   Common stock issued                          1,500      2,000,000               -              -               -               -
   Treasury stock purchased                         -              -            (191)       255,600               -               -
                                           ----------   ------------      ----------    -----------   -------------    ------------
Balance, December 31, 1993                     31,202     12,629,326          (1,233)       359,756         (17,145)              -
   Net income                                       -              -               -              -             435               -
   Treasury stock purchased                         -              -          (1,765)     2,436,455               -               -
                                           ----------   ------------      ----------    -----------    ------------    ------------
Balance, December 31, 1994                     31,202     12,629,326          (2,998)     2,796,211         (16,710)              -
   Net income                                       -              -               -              -             294               -
   Adjustment to treasury stock purchased
                                                    -              -              47       (125,000)              -               -
   Appreciation of securities available
       for sale, net of income taxes
       (Note 6)                                     -              -               -                              -           1,226
                                           ----------   ------------      ----------    -----------     ------------    -----------
Balance, December 31, 1995                 $   31,202     12,629,326     $    (2,951)     2,671,211    $     (16,416)   $     1,226
                                           ==========   ============     ===========    ===========    =============    ===========

                     The accompanying notes are an integral
               part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                        1995                  1994                  1993
                                                                   -------------         -------------         ----------
Cash flows from operating activities:
    Net income                                                  $           294       $          435      $        27,623
    Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation                                                       788                  348                1,510
         Gain on sale of securities available for sale                     (343)                   -                    -
         Minority interest in earnings                                       (2)                   -                    -
         Net gain on disposals of divisions                                   -                    -               (7,559)
         Gain on litigation settlement                                        -                    -               (8,639)
         Provisions for doubtful receivables related to
           previously discontinued businesses                                 -                    -                2,233
         Gain on debt forgiveness                                             -                    -              (16,016)
         Adjustments and changes in estimates related
           to previously discontinued businesses                           (480)              (1,225)                   -
         Amortization of intangibles and other assets                         -                    -                  116
         (Gain) loss on sale of property and equipment                        -                  (93)                 671
         Provision for allowance for doubtful accounts                      133                  113                  270
         (Increase) decrease in accounts receivable                         (62)                 258                  626
         Decrease in refundable income taxes                                  -                  100                    6
         Increase in inventories                                            (17)                 (35)                (466)
         (Increase) decrease in prepaid
           and other current assets                                        (121)                 114                  304
         (Increase) decrease in other assets                                (94)                  57                 (184)
         Decrease (increase) in other assets held for sale                   19                    -                 (180)
         (Decrease) increase in accounts payable                           (214)                 366                 (409)
         Decrease in other current liabilities, net                      (1,450)              (1,408)                (327)
         Decrease in other noncurrent liabilities                             -                    -                 (500)
         Deferred income taxes                                                3                  317               (2,648)
                                                                ---------------       --------------      ---------------
           Net cash used in operating activities                         (1,546)                (653)              (3,569)
                                                                ---------------       --------------      ---------------

                     The accompanying notes are an integral
               part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                     1995             1994              1993
                                                                ---------------  --------------   ---------------
Cash flows from investing activities:
    Decrease (increase) in restricted cash                      $         1,633  $       (2,900)  $             -
    Payments received on other receivables and
      receivables from sale of businesses                                   709           4,153             8,500
    Proceeds from sale of securities available for sale                     387               -                 -
    Decrease (increase) in factored receivables, net                      1,836          (3,310)           (1,114)
    Investment in real estate held for sale                              (3,250)         (3,684)           (1,050)
    Purchase of property and equipment                                     (960)         (1,666)           (1,379)
    Proceeds from sale of:
      Noncash assets of Exhaust division                                      -               -             6,503
      Noncash assets of Performance division                                  -               -            31,880
      Property and equipment, other                                           -           2,206               223
      Other assets held for sale                                              -              34               250
    Payment for purchase of restaurant assets                              (450)              -            (1,000)
    Other, net                                                               (5)           (250)                -
                                                                ---------------  --------------   ---------------
           Net cash (used in) provided by
             investing activities                                          (100)         (5,417)           42,813
                                                                ---------------  --------------   ---------------

Cash flows from financing activities:
    Proceeds from borrowings                                              1,115           4,151                 -
    Repayments of debt                                                     (247)           (185)             (459)
    Repayments of debt subject to compromise                                  -               -           (46,894)
    (Increase) decrease in treasury stock                                    47          (1,765)             (191)
                                                                ---------------  --------------   ---------------
           Net cash provided by (used in)
              financing activities                                          915           2,201           (47,544)
                                                                ---------------  --------------   ---------------

Net decrease in cash and cash equivalents                                  (731)         (3,869)           (8,300)

Cash and cash equivalents, beginning of period                            1,142           5,011            13,311
                                                                ---------------  --------------   ---------------

Cash and cash equivalents, end of period                        $           411  $        1,142   $         5,011
                                                                ===============  ==============   ===============

      Supplemental Disclosure of Noncash Investing and Financing Activities

See  notes  to  financial   statements  for  noncash   investing  and  financing
activities.

                     The accompanying notes are an integral
               part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. Organization and summary of significant accounting policies:

      Business:

      Performance Industries, Inc. has three primary subsidiaries:

           o Performance Restaurants Group, Inc. (restaurant operations)
           o Performance Funding Corp. (receivable factoring)
           o Performance Camelback Development Corp. (real estate development)

      These subsidiaries conduct business primarily in Arizona and California.

      Prior to 1994, Performance Industries, Inc. operated in the general and specialty automotive parts and accessory businesses as Mr. Gasket Company. During 1993, the Company completed the disposition of those operations and has accounted for those businesses as discontinued operations (see Note 5).

      The Company also owns and leases certain real estate formerly used by the automotive businesses. One of the buildings being leased is owned by the Company's Mexican subsidiary, Fabricaciones Metalicas Mexicanas, S.A. (FMMSA).

      Performance Camelback Development Corp. has a 72% ownership interest in Camelback Plaza Development Corp. L.C., an Arizona limited liability company.

      Principles of consolidation:

      The consolidated  financial statements include the accounts of Performance
         Industries, Inc., its wholly-owned subsidiaries and its majority owned real estate limited liability company. All significant intercompany balances and transactions are eliminated in consolidation.

      Basis of presentation:

      The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company (excluding its subsidiaries) filed a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Central District of California ("the Bankruptcy Court") on April 21, 1991 (the "Filing Date"). On May 4, 1993, the Company's Plan of Reorganization was confirmed. See Note 2 for discussion of the bankruptcy proceedings.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 1. Organization and summary of significant accounting policies, continued:

      Cash equivalents:

      The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

      Fair value of financial instruments:

      The carrying amount of cash values and cash equivalents approximates fair value because of the short maturity of those instruments.

      The carrying amount of other financial instruments including accounts receivable, receivables from sale of business, factored receivables and current liabilities approximate the fair value of these instruments because of the short-term nature of the instruments.

      The carrying amount of long-term debt approximates fair value because the interest rates on the debt are comparable to current market rates on debt with similar terms.

      Advertising:

      Advertising costs are charged to operations as incurred.

      Accounting estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company's  significant estimates  relate to  realizability  of certain receivables, valuation of net deferred tax assets, estimates of future liabilities resulting from discontinued operations, estimates of liabilities subject to compromise from the remaining bankruptcy claims, and certain litigation contingencies.

      Inventory:

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists of food and beverages at restaurant locations.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 1. Organization and summary of significant accounting policies, continued:

      Property and equipment:

      Property  and  equipment  are  stated  at cost and  depreciated  using the straight-line method over the following estimated useful lives; buildings, 35 years; machinery and equipment, furniture and fixtures and vehicles, 5 to 10 years; land improvements, 10 years. Leasehold improvements are depreciated over the term of the related lease.

      Securities available for sale:

      Securities available for sale are reported at fair value. Unrealized appreciation, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

      Gains and losses on the sale of securities available for sale are determined using the specific identification method.

      Fair values for securities available for sale are determined using quoted market prices.

      Income taxes:

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax benefit (expense) is the tax receivable (payable) for the period and the change during the period in deferred tax assets and liabilities.

      Factoring operations:

      The Company recognizes fees based upon a percentage of the gross factored receivables. The Company makes advances of up to 80% of the face amount of factored receivables. The remaining balance is held as a reserve for fees and charge-backs for uncollected receivables. Management's policy is to obtain a security interest in all borrower's receivables and obtain personal guarantees, when deemed necessary.

      Rental real estate:

      Rental  real  estate  cost  represents   principally   land  lease  costs,
         capitalized carrying costs, offsite improvements and building construction costs. Rental real estate is being depreciated using the straight-line method over the estimated useful life of the properties of approximately 35 years.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 1. Organization and summary of significant accounting policies, continued:

      Rental real estate, continued:

      Rental income is recognized on the straight-line basis over the life of the related leases. Lease incentives are recognized as reductions of rental income over the terms of the related leases.

      Reorganization items:

      Reorganization items include professional fees incurred as a result of reorganization, losses on executory contracts, and interest income earned as a result of suspending payments on liabilities subject to compromise.

      Income (loss) per common share:

      Income (loss) per common share is based upon the weighted average number of shares outstanding. The assumed exercise of employee stock options does not result in material dilution.

 2. Bankruptcy proceedings and Plan of Reorganization:

      From April 21, 1991  through  May 4, 1993,  Performance  Industries,  Inc.
         (formerly Mr. Gasket Company) operated as debtor-in-possession under the supervision of the Bankruptcy Court. In Chapter 11, the shareholders' interests and substantially all liabilities as of the filing date were subject to compromise (see Note 3).

      The Plan of Reorganization  (the "Plan"),  which was implemented on May 4,
         1993, called for the Company to raise cash from operations, new financing, or asset sales sufficient to pay the senior lender and the subordinated debt holders approximately $42,600,000 at the implementation date and the general unsecured trade creditors approximately 66% of their allowed claims over several years. The existing shareholders retained their equity interest subject to dilution by the issuance of approximately 16% of new equity to certain creditors as specified in the Plan. In December, 1992, the Company sold the assets of the Wheel and Tire business for approximately $11,348,000. On May 4, 1993, the Company sold the assets of its Performance business for approximately $34,000,000 (see Note 5). The funds from both of these sales were used to meet the requirements of the Plan.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 3. Liabilities subject to compromise:

      During 1995,  the  Company  negotiated  settlement  of a claim  subject to compromise at December 31, 1994. The remaining liability for this claim of $173,000 is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet at December 31, 1995. Other liabilities subject to compromise at December 31, 1995 are approximately $750,000.

      Gain on  forgiveness  of debt on the  statement  of  operations  for  1993 includes $15,477,000 of liabilities subject to compromise and approximately $539,000 of other liabilities forgiven. The debt forgiveness was not subject to income tax.

      As a result of the bankruptcy filing, the Company did not accrue interest on unsecured debt from April 21, 1991 through May 4, 1993. Contractual interest on unsecured obligations for the period of the bankruptcy proceedings exceeded reported interest expense by $2,180,000 during 1993.

      Additions or deletions to the claims (liabilities subject to compromise) may arise from the determination by the Bankruptcy Court or agreement by parties in interest of allowed claims for contingencies and disputed collateral and amounts. The Company is in the process of negotiating settlements of the final claims outstanding.

 4. Reorganization items:

      Reorganization items for 1993 consist of the following (in thousands):

           Professional fees                                 $        (1,662)
           Rejection of executory contracts                             (350)
           Interest income                                               134
                                                             ---------------

                                                             $        (1,878)
                                                             ===============

      Cash flows from operating activities include the reorganization interest income and cash payments of $1,662,000 for reorganization professional fees for the year ended December 31, 1993.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 5. Discontinued operations:

      In December, 1993, the Company sold its remaining operations in the automotive aftermarket segment. Consequently, net sales, cost of sales, income and expenses related to all businesses in that segment were reclassified to discontinued operations in the accompanying statements of operations for 1993. Income from discontinued operations for 1995 and 1994 consists of adjustments to estimates in prior years. Net sales of the discontinued operations were approximately $28,000,000 for 1993. The sales of the automotive aftermarket businesses are described below.

      Wheel and Tire Business:

      During 1992, the Company sold its Wheel and Tire business in connection with its proposed plan of reorganization.

      Thenet  sales  price of the  Wheel  and  Tire  business  was  $11,348,000, consisting of $4,000,000 paid in January, 1993, $4,000,000 paid in March, 1993 pursuant to the terms of a secured promissory note and the balance was to be paid by December 31, 1993 pursuant to the terms of the purchase agreement. In September, 1993 in consideration of the immediate payment of $500,000, the Company renegotiated the remaining balance of $3,348,000 to $2,000,000, evidenced by an unsecured promissory note.

      During 1994, the Company renegotiated the remaining balance of its unsecured promissory note after receiving a principal payment of $360,000. The Company accepted a new note for $1,340,000 (see Note 7).

      Performance business:

      In connection with its Plan of reorganization, on May 4, 1993, the Company sold to Echlin Acquisitions, Inc. (Echlin), substantially all of the net assets of its Performance business, including most of its accounts receivable, inventory, manufacturing equipment and intangible assets from its manufacturing operation in Cleveland, Ohio. The Performance business manufactured a number of high performance automotive products, including gaskets and transmissions.

      As part  of  the  sale   agreement,   the  Company  leased  its  Cleveland
         manufacturing facility to the purchaser. The lease contained an option to purchase the property for $3,500,000. During 1993, management anticipated that the option would be exercised and reduced the carrying value of the building by approximately $3,000,000 to its net realizable value of $3,500,000. The adjustment is included in income from discontinued operations for 1993. The option was exercised in 1994.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 5. Discontinued operations, continued:

      Performance business, continued:

      The net sales price of the Performance business was $31,880,000 in cash and a holdback receivable of approximately $2,000,000 held in escrow for any losses incurred subsequent to the acquisition date. The holdback was paid in full during 1994.

      The terms of the  agreement  for  the  sale  of the  Performance  business provide that the Company will not engage in any business of manufacturing or selling high performance custom products in the automotive aftermarket for a period of four years. In addition, Echlin entered into non-compete agreements with certain Company executives (see Note 19).

      Exhaust business:

      In July,  1993,  the  Company  adopted a formal  plan to sell its  Exhaust business. On December 3, 1993, the Company completed the sale of the Exhaust business. The assets sold consisted primarily of accounts receivable, inventories, and property, plant and equipment. The aggregate selling price of the Exhaust business was approximately $7,500,000.

      The terms of the agreement for the sale of the Exhaust business provide that the Company will not engage in any business of manufacturing or selling exhaust systems products for five years. In addition, the buyer entered into noncompetition agreements with certain Company executives (see Note 19).

      Litigation settlement:

      On March 21, 1991, a jury verdict was rendered  against the Company in the
         U.S. District Court for the Southern District of Florida in the sum of $10,013,500. The plaintiff, Rally Manufacturing, Inc., was awarded damages for Trade Dress and Trademark infringement, and unfair competition.

      The Company accrued the entire award as a liability subject to compromise.
         During 1993, the Company settled the lawsuit for $1,375,000. A gain on the settlement of approximately $8,639,000 has been included in income from discontinued operations in the accompanying statements of operation for 1993.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 5. Discontinued operations, continued:

      Thecaption "Income from discontinued operations" in the accompanying consolidated statement of operations for the years ended December 31 consists of the following (in thousands):

                                                                        1995           1994            1993
                                                                     -------------   ------------   --------
         Loss from operations of general and specialty
           automotive parts and accessory divisions                  $           -   $          -   $        (997)
         Gain on the sale of general and specialty
           automotive parts and accessory divisions
           net of income taxes                                                   -              -           8,034
         Litigation settlement                                                   -              -           8,639
         Adjustments for estimated allowances and
           reserves on receivables and liabilities of
           discontinued operations, net of income taxes                        438            724          (2,233)
                                                                     -------------   ------------   -------------

                                                                     $         438   $        724   $      13,443
                                                                     =============   ============   =============

      The gain on sale for 1993 includes a deferred tax benefit of approximately
         $248,000 as a result of reversing deferred tax liabilities established in previous years related to the assets and liabilities of the divisions sold.

 6. Securities available for sale:

      During 1995, the Company  implemented SFAS No. 115, Accounting for Certain
         Investments in Debt and Equity Securities, related to the Company's investment in certain equity securities. The securities did not have readily determinable market value and were restricted from sale at December 31, 1994 and, therefore, were recorded as "other assets" on the 1994 balance sheet.

      In 1995, a portion of the securities became marketable as a result of a public stock offering, and were sold for a gain of approximately $343,000. The remaining securities become available for sale in May, 1996 subject to certain SEC limitations. As a result, the Company considers its investments in equity securities to be available for sale as of December 31, 1995.

      At December 31, 1995, the aggregate fair value of securities available for
         sale   was   approximately   $1,783,000   with   unrealized   gains  of
         approximately $1,572,000 and a cost basis of approximately $211,000.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 7. Receivables from sale of businesses:

      Receivables from sale of businesses at December 31, 1995 and 1994 consist of the following (in thousands):

                                                                                        1995              1994
                                                                                       ------            ------
      Unsecured note  receivable,  interest at  approximately  8%, principal and interest  payments  due in 8  installments  per  year of  approximately
         $60,000 through May, 1998                                                      $ 956             $1,340

      Unsecured note receivable, interest at 8%, principal and interest payments
         due in monthly installments of $5,000 through June, 1998                         135                179


      Note receivable, interest at 12.5%, principal and interest payments due in monthly  installments  of  approximately  $6,600  through  July,  1997,
         secured by equipment                                                              126               172
      Other                                                                                 63                93
                                                                                          ----              ----
                                                                                         1,280             1,784
      Less allowance for doubtful accounts                                                (280)             (760)
                                                                                          ----              ----

                                                                                         $1,000           $1,024
                                                                                         ======           ======

      Approximate future maturities on receivables from sale of businesses for the next five years at December 31, 1995 are as follows (in thousands):

             1996                                    $           580
             1997                                                582
             1998                                                118
             1999                                                  -
             2000                                                  -

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 8. Investment in real estate:

      Investment in real estate consists of the following at December 31, 1995 and 1994:

                                                    1995             1994
                                              ---------------   --------------

         Rental real estate                   $        10,980   $        2,421
         Less accumulated depreciation                 (1,076)            (862)
                                              ---------------   --------------
                                                        9,904            1,559

         Real estate under development                      -            4,896

         Undeveloped real estate                        1,169            1,118
                                              ---------------   --------------

                                              $        11,073   $        7,573
                                              ===============   ==============

      The Company's development subsidiary owns a retail and restaurant project in Phoenix, Arizona. The development company completed the project in 1995. The subsidiary has entered into lease agreements with the current and future tenants of the project (see Note 13). During 1994, the results of operations for the subsidiary were minimal and were capitalized as incidental operations to the project cost.

      Certain rental property was reclassified from "property and equipment" to "investment in real estate" in the accompanying consolidated balance sheet for 1994.

 9.   Property and equipment, net:

      The components of property and equipment consist of the following (in thousands):

                                                    1995              1994
                                               --------------   ---------------
           Machinery and equipment             $        1,222   $           808
           Furniture and fixtures                         684               548
           Transportation equipment                       493               493
           Leasehold improvements                       1,958             1,295
           Equipment held under capital leases            134                 -
                                               --------------   ---------------
                                                        4,491             3,144
           Less accumulated depreciation                 (913)             (438)
                                               --------------   ---------------
                                               $        3,578   $         2,706
                                               ==============   ===============

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. Other assets:

      Other assets consist of the following (in thousands):

                                                                                      1995              1994
                                                                                 --------------   ---------------
           Restaurant small wares                                                $          427   $           412
           Liquor licenses                                                                  183               181
           Deposits and other                                                               311               484
                                                                                 --------------   ---------------
                                                                                 $          921   $         1,077
                                                                                 ==============   ===============

11. Long-term debt and capital lease obligations:

      Long-term debt and capital lease obligations consist of the following (in thousands):

                                                                                       1995              1994
                                                                                 --------------    --------------
           Notepayable,  bank,  with  interest at 8.81%,  principal and interest due in 40 monthly installments of approximately  $43,500 with the remaining principal and interest balance due May 1, 1999,
               secured by deed of trust on rental real estate.
                                                                                 $        4,900    $            -

           Notepayable, Mexico corporation,  with interest at prime plus 3-7/8%, with monthly principal payments of $6,000 plus interest
               through December, 2006, secured by undeveloped real estate.
                                                                                            792              864

           Revolving line of credit,  finance  company,  with  interest at prime plus 4% (12.75% at December 31, 1995), payable monthly,  maturing
               July, 1997, secured by factored receivables and a personal guarantee of the Company's principal shareholder.
                                                                                            367                -

           Unsecured note  payable,  State of  California,  with interest at 6%, with monthly principal payments of $25,000 plus interest through
               June, 1999                                                                 1,050            1,200

           Notepayable,  unrelated corporation,  non-interest bearing, paid in a single payment in January, 1996, secured by restaurant equipment and leasehold deed of trust.
                                                                                            100                -

           Capital  lease  obligations,  with  interest  at  approximately  10%, payable in aggregate monthly payments of approximately $2,900
               through November, 2000.                                                      130                -


                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. Long-term debt and capital lease obligations, continued:

                                                     1995            1994
                                                  -----------    -----------

Other                                             $         6    $        28

Construction loans refinanced as long-term debt
during 1995
                                                            -          4,151
                                                  -----------    -----------
                                                        7,345          6,243
Less current portion                                     (594)        (4,394)
                                                     --------    -----------

                                                  $     6,751    $     1,849
                                                  ===========    ===========

      Cash paid for interest was approximately $700,000, $70,000 and $77,000 during 1995, 1994 and 1993, respectively.

      Approximately $273,000 and $48,000 of interest costs were capitalized as construction period interest on the real estate project during 1995 and 1994, respectively.

      Approximate future maturities of long-term debt, excluding capital lease obligations, for the next five years as of December 31, 1995 are as follows (in thousands):

            1996                                             $          573
            1997                                                        841
            1998                                                        484
            1999                                                      4,814
            2000                                                         72

      Direct financing costs  associated with obtaining a new line of credit are included in other assets and is being amortized over the term of the agreement. At December 31,1995, direct financing costs totalled approximately $79,000, net of accumulated amortization of $27,000.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. Accrued expenses and other current liabilities:

      At December 31, 1995 and 1994, the components of accrued expenses and other current liabilities consist of the following (in thousands):

                                                     1995              1994
                                                --------------   ---------------

     Deferred rental income                     $          150   $             -
     Reserve for environmental remediation
        and property restoration                           261               358
     Gift certificates                                      83                74
     Legal matters                                          60                38
     Accrued worker's compensation
         insurance liability                                 -               224
     Sales taxes payable                                   156               110
     Other accruals                                        306               178
                                                --------------   ---------------

                                                $        1,016   $           982
                                                ==============   ===============

13. Leases:

      As lessee:
      ----------

      The Company's restaurant  subsidiary  leases  eight  restaurant  locations under operating leases including a restaurant currently under construction. These leases expire at various dates through 2010 and require aggregate annual payments of approximately $1,300,000. The leases also contain provisions for contingent rental payments ranging from 5% to 10% of sales. During 1995 and 1994, the restaurants paid contingent rent of approximately $332,000 and $350,000, respectively.

      The Company's restaurant subsidiary also leases certain equipment under capital leases. The leases require aggregate monthly payments of approximately $2,900 through November, 2000.

      The Company's development subsidiary leases land under an operating lease.
         The lease requires annual payments of approximately $200,000 through 2052. During 1995 and 1994, rent payments of approximately $48,000 and $150,000, respectively, were capitalized as construction period costs and are included with real estate held for sale.

      The Company and its subsidiaries also lease their office space and two warehouse facilities under operating leases. These leases require aggregate monthly payments of approximately $15,000 and expire at various dates through 1998.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13. Leases, continued:

      As lessee, continued:

      Future minimum lease payments for capital and noncancellable operating leases as of December 31, 1995 are as follows (in thousands):

                                                   Capital          Operating
                                                   leases            leases
                                               -------------    ---------------

          1996                                 $           37   $         1,818
          1997                                             34             1,622
          1998                                             34             1,534
          1999                                             34             1,440
          2000                                             26             1,542
        Thereafter                                          -            16,065
                                               --------------   ---------------

                                                          165   $        24,021
                                                                ===============
        Less amount representing interest                 (35)
                                               --------------
        Present value of minimum lease
          payments on capital leases           $          130
                                               ==============

      Rent expense for operating leases was approximately $1,723,000, $1,398,000 and $689,000 for 1995, 1994 and 1993, respectively.

      As lessor:

      The Company leases to others certain land and buildings in Mexico owned by the Company. The lease agreements are through January, 1997 and are renewable at the option of the lessees through January, 2000. Rental income related to these leases was approximately $536,000, $488,000 and $278,000 for 1995, 1994 and 1993, respectively.

      The Company's development subsidiary has entered into operating leases for its development project with five primary tenants. The leases call for aggregate monthly rental payments of approximately $94,000. The leases are for periods of 5 to 25 years and include rent escalation clauses every 3 to 5 years tied to the consumer price index. Certain leases also include percentage rent charges based on gross revenues of the tenants.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13. Leases, continued:

      Aggregate minimum future rentals under the lease agreements as of December 31, 1995 are as follows (in thousands):

             1996                                            $        1,677
             1997                                                     1,566
             1998                                                     1,239
             1999                                                     1,146
             2000                                                     1,223
           Thereafter                                                15,219

                                                             $       22,070

14. Income taxes:

      The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" as of January 1, 1994. There was no cumulative effect on prior years from the change in accounting for income taxes.

      Income tax benefit (expense) consists of the following (in thousands):

                                                                     1995             1994              1993
                                                                ---------------  --------------   ----------
         Federal:
           Current                                              $             -  $            -   $             -
           Deferred                                                        (349)           (317)            2,648
         Foreign                                                            (16)            (23)                -
         State and local                                                     (2)              -                 -
                                                                ---------------  --------------   ---------------

                                                                $          (367) $         (340)  $         2,648
                                                                ===============  ==============   ===============
         Allocated to:
           Continuing operations                                $            21  $          161   $         2,400
           Discontinued operations                                          (42)           (501)              248
           Unrealized appreciation on
             securities available for sale                                 (346)              -                 -
                                                                ---------------  --------------   ---------------

                                                                $          (367) $         (340)  $         2,648
                                                                ===============  ==============   ===============

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14. Income taxes, continued:

      Thefollowing is a reconciliation between the income tax benefit from continuing operations and income taxes calculated at the statutory federal income tax rate for continuing operations, 35% for 1995 and 1994 and 34% for 1993 (in thousands):

                                                                         1995             1994           1993
                                                                     -------------   -------------  ---------

           Income tax benefit at statutory rate                      $          58   $         158  $       1,440
           Foreign and state income taxes                                      (18)            (23)             -
           Tax effect of valuation allowance on
             deferred tax assets                                               (25)             26            960
           Other                                                                 6               -              -
                                                                     -------------   -------------  -------------

           Income tax benefit from continuing operations             $          21   $         161  $       2,400
                                                                     =============   =============  =============

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax assets as of December 31, 1995 and 1994 are as follows (in thousands):

                                                                                      1995              1994
                                                                                ---------------   ----------
           Current deferred tax assets and liabilities:
             Reserves not currently deductible                                  $           552   $         1,200
             Unrealized gain on investment                                                 (346)                -
             Valuation allowance                                                           (206)             (946)
                                                                                ---------------   ---------------
                Net current deferred tax asset                                  $             -   $           254
                                                                                ===============   ===============

           Non-current deferred tax assets and liabilities:
             Difference between book and tax basis of assets                    $          (144)  $             -
             Capital loss and contribution carryforwards                                      9                 -
             Net operating loss carryforwards                                             8,662             7,861
             General business credit carryforwards                                          444               385
                                                                                ---------------   ---------------
                                                                                          8,971             8,246
             Valuation allowance                                                         (7,237)           (6,417)
                                                                                ---------------   ---------------
                Net non-current deferred tax asset                              $         1,734   $         1,829
                                                                                ===============   ===============

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14. Income taxes, continued:

      The Company has recorded a net deferred tax asset of $1,734,000 primarily reflecting the benefit of net operating loss carryforwards. Realization is dependent upon generating sufficient taxable income prior to the expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      The Company has available at December 31, 1995, federal net operating loss carryforwards and unused general business credits, which may provide future tax benefits as follows (in thousands):
                                        Unused                Unused federal
                                      federal net                 general
            Year of                 operating loss               business
          expiration                 carryforwards                credits
          ----------                 -------------                -------

             1997                $                   -     $                348
             1998                                1,151                        -
             2003                                    -                       37
             2005                                2,585                        -
             2006                                3,866                        -
             2007                                7,015                        -
             2008                                2,997                        -
             2009                                3,257                       29
             2010                                2,272                       30
                                 ---------------------     --------------------

                                 $              23,143     $                444
                                 =====================     ====================

      The Company has net operating carryforwards for state income tax purposes of approximately $11,000,000 which expire through 2000.

15. Stock option plans:

      The Company has a stock option plan which provides for a maximum of 2,000,000 shares of common stock that may be issued to employees, directors, or consultants of the Company and its subsidiaries.

      The option price for  options  granted to  eligible  employees  must be at least 100% of the fair market value of the stock at the time the options are granted. The option price for options granted to non-employees is determined by the Board of Directors. Options granted to employees are not exercisable after ten years. Restrictions on the time to exercise options given to non-employees are set forth in the options agreements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15. Stock option plans, continued:

      At December 31, 1995, all outstanding options were exercisable and 245,000 shares were available for future grant. All outstanding options expire through 2005.

      A summary of transactions with respect to the current stock option plans follows:

                                                 Number          Option price
                                                of shares         per share
                                                ---------         ---------

          Balance at January 1, 1995             1,480,000     $.5625 to $.75
          Issued in 1995                         1,755,000     $.219 to $.241
          Cancelled in 1995                     (1,480,000)    $.5625 to $.75
                                             -------------

          Balance at December 31, 1995           1,755,000     $.219 to $.241
                                             =============

16. Litigation:

      In November, 1993, certain shareholders dissented from the sale of the Company's exhaust products business. As a result, the company filed an action to obtain a determination of the "fair cash value" of shares held by those shareholders as of November 28, 1993, as if the sale had not occurred. The Company settled with the majority of the dissenting shareholders during 1994 for $.75 a share. The remaining defendants, who hold 461,500 shares, are entitled to payment of "fair cash value" of the shares within 30 days of the determination of the value by the court.

      Two of the remaining dissenting shareholders have filed an action against the Company and certain current and former directors, alleging that certain actions taken by the Company and management have lowered the value of the Company's stock. Management is aggressively defending this action and does not currently expect to incur any material liability at its conclusion.

      In another matter, an insurance carrier has filed an action against the Company alleging that Company representatives failed to notify the insurance carrier of a product liability claim in a timely manner. The carrier voluntarily paid out approximately $1,700,000 in benefits to settle the claim. Management believes the action to be without merit and intends to vigorously defend the suit.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


16. Litigation, continued:

      The Company is involved in various other claims and legal actions  arising in the ordinary course of business, including product liability and environmental remediation claims from discontinued operations. During 1995, the Company settled certain product liability claims for approximately $550,000. Accrued reserves remaining for potential losses as a result of product liability claims are approximately $350,000 at December 31, 1995. Included in other current liabilities (Note 12) are accrued reserves for environmental remediation claims. In the opinion of management, any additional liabilities related to legal actions will not have a material adverse effect on the Company's consolidated financial condition.

17. Commitments:

      During 1993, Performance Restaurant Group, Inc. (PRG) entered into a consulting agreement with the previous owner of the six restaurants in California whereby PRG pays $90,000 annually through December, 1999. The agreement restricts disclosure of information and also includes restrictive competition clauses.

18. Contingencies:

      An investigation  of  environmental  matters  related  to  facilities  and property owned and leased by the Company was performed during 1992 to determine contingencies that would affect the Company's emergence from Chapter 11. Certain reports received by the Company identified areas of environmental contamination and potential environmental contamination. Management believes that certain predecessors-in-interest may bear either full or partial liability for remediation of affected areas. Certain predecessors-in-interest and governmental agencies were notified by the Company of the related possible liabilities. In addition, the Company notified its insurance carriers of potential claims under its general liability and property insurance coverage from prior years.

      Locations reviewed for potential environmental liability included the following:

         Manufacturing facility in California:

         This facility housed the manufacturing plant of the Wheel business. All assets at this facility were sold and the buyer vacated the premises (Note 5).

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


18. Contingencies, continued:

         An environmental survey was conducted in the fall of 1991. Two areas for further investigation were identified. Further investigation in the spring of 1992 disclosed ground contamination and possible seepage into groundwater. Management believed the contamination to have existed prior to its purchase of the business in 1982 and has notified its predecessor-in-interest. The Company has accrued the estimated minimum remediation costs. These costs are included as liabilities subject to compromise in the accompanying consolidated balance sheets.

         All appropriate county, state and federal agencies were notified regarding contamination at this site. To management's knowledge, no response was made by any notified governmental agency nor was the facility inspected by any such agency. However, the Company may, at a later date, be ordered to undertake further testing and/or remediation at the location.

         Warehousing and office facility in Ohio:

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

         Environmental studies performed determined that the contamination is confined to the site with no evidence of migration to groundwater or surrounding properties. Management estimated the costs of remediation to be as much as $5,600,000. The Company believed that a former owner/operator of the site, which is a Fortune 500 company, caused the contamination. The Company negotiated an agreement with the former owner/operator regarding indemnification for the costs of remediation. The agreement required that remediation costs be shared by the Company, the Fortune 500 company and Echlin. The Company's responsibility with respect to the agreement was to pay remediation costs and to guarantee payment of costs by Echlin related to specific clean-up areas pursuant to a "Final Closure Plan" approved by the Ohio EPA. The "Closure Plan" was approved by Ohio EPA in February, 1995. The Company incurred approximately $170,000 of costs related to this clean-up in 1994.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


19. Related party transactions:

      The Company leased two buildings in Cleveland, Ohio, used predominately for manufacturing, from Joe Hrudka, the Company's principal shareholder and Chairman of the Board, as successor in interest to Hrudka Realty Company. The buildings were vacated as of May, 1992. Under the lease, the Company was required to return the building in essentially the same state of repair as the building was in upon the signing of the lease. The Company expended approximately $137,000 and $40,000 for repairs in 1994 and 1993, respectively.

      During 1993, the Company had a month-to-month lease with F.W. Investments for 35,000 square feet of warehouse and office space in Tempe, Arizona. Edmund L. Fochtman, Jr., a Director and Officer of the Company, is a general partner in F.W. Investments. The rental agreement required monthly payments of $11,500. This lease expired in January, 1994.

      Rockside Consultants received $50,000 in 1993 from the Company for consulting services on financial and general business matters. Howard
         B. Gardner, formerly an officer and director, is the principal of Rockside Consultants.

      The agreement for the sale of the Company's Performance  business included several Consulting Services and Non-competition agreements with directors and officers of the Company who are also shareholders. The agreements have terms of four years with initial cash payments and monthly installments over either a 12 or a 48-month term. The total amount to be paid to the directors and officers under the three agreements is $2,800,000, including $500,000 which was paid upon closing of the sale.

      The agreement for the sale of the Company's Exhaust business also included consulting and noncompetition agreements with three individuals who are directors, former directors or officers of the Company and who are also shareholders. The agreements have terms of five years for consulting services and fifteen years for noncompetition. The total amount paid to the directors and officers under the three agreements was $2,000,000, which was paid upon closing of the sale.

      During 1993, the Company financed the sale of certain assets for approximately $238,000 to the former plant manager of the Exhaust facility in Mexico. The agreement calls for monthly payments of approximately $6,600 through February, 1997.

      In December, 1993, the Company signed an exclusive broker agreement with Industrial Brokerage, Inc., which is owned by Jonathan Tratt, a director of the Company, to sell its facility in Mexicali, Mexico.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


20. Principal business segments:

      The  Company  has  three  primary  business   segments,   its  restaurant,
factoring, and real estate operations.

      Operating  income by segment  represents  revenues less costs of revenues, selling, general and administrative expenses, interest expense, plus other income, net before allocation of corporate general and administrative expense, interest and other corporate income, net.

                                                                     1995             1994              1993
                                                                ---------------  --------------   ----------
             Revenues and other income:
                Restaurants                                     $        19,357  $       17,350   $           274
                Factoring                                                   896           1,065                86
                Real estate                                               1,345             589               506
                                                                ---------------  --------------   ---------------

                                                                $        21,598  $       19,004   $           866
                                                                ===============  ==============   ===============

              Operating income (loss):
                Restaurants                                     $          (166) $          105   $           (41)
                Factoring                                                   676             895                43
                Real estate                                                 221             291               349
                                                                ---------------  --------------   ---------------

                Total principal business segments                           731           1,291               351

              Unallocated corporate general and
                administrative expenses and other
                income, net                                                (898)         (1,741)           (2,709)
                                                                ---------------  --------------   ---------------

                                                                $          (167) $         (450)  $        (2,358)
                                                                ===============  ==============   ===============

              Depreciation:
                Restaurants                                     $           506  $          194   $             5
                Factoring                                                     -               -                 -
                Real estate                                                 214              67               255
                Corporate and other                                          68              87             1,250
                                                                ---------------  --------------   ---------------

                                                                $           788  $          348   $         1,510
                                                                ===============  ==============   ===============

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


20. Principal business segments, continued:

                                                                     1995             1994              1993

                                                                ---------------  --------------   ---------------
             Capital expenditures:
                Restaurants                                     $         1,441  $        1,652   $           811
                Factoring                                                     -               -                 -
                Real estate                                               3,448           4,548                 -
                Corporate and other                                           5              14             1,379
                                                                ---------------  --------------   ---------------

                                                                $         4,894  $        6,214   $         2,190
                                                                ===============  ==============   ===============

              Identifiable assets:
                Restaurants                                     $         4,932  $        3,890
                Factoring                                                 1,978           4,571
                Real estate                                              12,418           7,662
                Corporate and other                                       5,550           7,985
                                                                ---------------  --------------

                                                                $        24,878  $       24,108
                                                                ===============  ==============

      The  Company's  restaurant  subsidiary  incurred  approximately  $425,000,
$334,000  and  $14,000  of   advertising   expense  in  1995,   1994  and  1993,
respectively.

21. Allowances for doubtful accounts:

      The changes in allowances for doubtful accounts are as follows:

                                                                    1995             1994              1993
                                                                ------------     ------------     ------------

         Balance at beginning of year                           $      1,016     $      4,186     $      2,603
         Additions charged to cost and expenses                          133              113            3,373
         Reduction of estimated allowances from
           discontinued operations                                      (480)          (1,225)               -
         Accounts written off                                           (163)          (2,058)          (1,790)
                                                                ------------     ------------     ------------

         Balance at end of year                                 $        506     $      1,016     $      4,186
                                                                ============     ============     ============

                                       48