Form 10-Q
period 1996-03-31
PERFORMANCE INDUSTRIES INC/OH/
filed 1996-05-15
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from          to
                                              --------   ---------
                      Commission File Number
                                              --------------------


                 PERFORMANCE INDUSTRIES, INC., AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)


          Ohio                                         34-1334199
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


2425 E. Camelback Road, Suite 620
Phoenix, Arizona                                        85016
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

YES   X   NO
     ---       ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15d of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES   X   NO
     ---     ---

Number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1996, 9,958,115 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                  Page
PART I.           FINANCIAL INFORMATION (Unaudited):


Consolidated Balance Sheets -
     March 31, 1996 and December 31, 1995............................3

Consolidated Statements of Operations (Unaudited)  -
         Three Month Period Ended March 31, 1996 and 1995 ...........4

Consolidated Statements of Operations (Unaudited)  -
         Three Month Period Ended March 31, 1996 and 1995............5

Consolidated Statements of Cash Flow (Unaudited) -
         Three Month Period Ended March 31, 1996 and 1995........... 6

Notes to Consolidated Financial Statements (Unaudited).............. 7 - 8

Management's Discussion and Analysis of Financial................... 9 - 12
         Condition and Results of Operations


PART II.          OTHER INFORMATION:


Item I. Legal Proceedings...........................................13


Item 2. Changes in Securities.......................................13


Item 3. Defaults upon Senior Securities.............................13


Item 4. Submission of Matters to a Vote of Security Holders.........13

Item 5. Other Information....13


Item 6. Exhibits and Reports on Form 8-K............................13

Signatures..........................................................14
                                        2

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS
                                                   Mar. 31, 1996   Dec. 31, 1995
                                                   -------------   -------------
Current Assets:
 Cash and cash equivalents                           $     20         $    411
 Restricted cash                                          770            1,267
 Securities available for sale                          1,461            1,783
 Accounts and other receivables, less
   allowance for doubtful accounts                        402              416
 Current portion of receivables from
   sale of businesses, net of allowance                   480              480
 Factored accounts receivable, net of
   allowance for doubtful accounts                      2,089            1,868
 Inventories                                              277              293
 Prepaid expenses and other current assets                584              322
 Other assets held for sale                               212              212
 Deferred income taxes                                     81               0
                                                        -----            -----
         Total current assets                           6,376            7,052

 Receivables from sale of businesses,
   less current portion, net of allowance                 533              520
 Investment in real estate                             11,134           11,073
 Deferred income taxes                                  1,734            1,734
 Property and equipment, net                            3,684            3,578
 Other assets                                             922              921
                                                       ------           ------
         TOTAL ASSETS                                 $24,383          $24,878
                                                       ======           ======



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt and
   capital lease obligations                         $    489          $   594
 Accounts payable                                         968            1,260
 Accrued employment costs                                 409              288
 Accrued product liability costs                          341              350
 Accrued expenses and other current liabilities           645            1,016
 Factored receivables reserve                             466              390
 Liabilities subject to compromise                        764              754
                                                        -----            -----
         Total current liabilities                      4,082            4,652

 Long-term debt and capital obligations,
   less current portion                                 7,174            6,751

 Minority interest                                        411              414

Shareholder's Equity:
 Preferred stock, par value $1.00 per share;
   authorized 100,000 shares; none issued                  --              --
 Common stock, no par value; authorized 20,000,000
   shares; issued 12,629,326 shares                    31,202           31,202
 Accumulated deficit                                  (16,510)         (16,416)
 Unrealized appreciation on securities
   available for sale, net of income taxes                975            1,226
                                                       ------            -----
                                                       15,667           16,012
 Treasury stock at cost (2,671,211 shares)            ( 2,951)         ( 2,951)
                                                       ------           ------
   Total shareholders' equity                          12,716           13,061
                                                       ------           ------
         Total liabilities and shareholders'           24,383           24,878
                                                       ======           ======

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)




                                              Three Months Ended March 31
                                              ---------------------------
                                                     1996          1995
                                                     ----          ----
Revenues from continuing operations            $    5,226        $ 4,617

Cost of revenues                                   (4,709)        (3,999)
Selling, general, and administrative expenses        (737)          (853)
Interest expense                                     (181)           (86)
Other income, net                                     297            333
                                                  -------         ------

Gain (Loss) from continuing operations
   before income taxes                               (104)            12

Income tax benefit                                      7             (2)

Gain (Loss) from continuing operations
   before minority interest                          (97)             10

Minority interest in (gain)/loss from
   subsidiary                                          3             (19)
                                                  -------         ------
Net loss                                       $     (94)        $    (9)
                                                =========      =========

Net income (loss) per common share                  (.01)           (.00)
                                                =========      =========
Average number of shares outstanding            9,958,115      9,958,115
                                                =========      =========



         The accompanying notes are an integral part of these financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

            FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                             1996     1995
                                                             ----     ----

Cash Provided By (Used In) Operating Activities:

 Net cash provided by (used in) operating activities        (620)     (509)

Cash Flows from Investing Activities:
 Decrease (increase) in receivables from sale
   of businesses, net                                       ( 13)      13
 (Increase) decrease in investment of factored
   receivables, net                                         (145)   1,738
 Additions to property and equipment                        (253)    (797)
 Increase in real estate under development                  (175)    (390)
                                                           -----    -----
         Net cash provided by (used in) investing           (586)     564
         activities
Cash Flows from Financing Activities:
 Repayment of debt                                          (296)     (24)
 Proceeds from borrowings                                    614      162
 (Increase) decrease in treasury stock                        --       47
                                                           -----    -----
         Net cash provided by (used in) financing            318      185
         activities
 Net increase (decrease) in cash and cash equivalents       (888)     240
 Cash and cash equivalents at beginning of period          1,678    1,142
                                                           -----    -----
 Cash and cash equivalents, end of period                 $  790   $1,382
                                                          ======   ======







          See accompanying notes to consolidated financial statements.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

(2)      Securities Available for Sale:

The market value of securities available for sale decreased by $322,000 from December 31, 1995 to March 31, 1996. The net of this market decrease, after taxes, was recorded in the equity section of the balance sheet of the Company under unrealized appreciation on securities available for sale.

(3)      Inventories:

The components of inventories were as follows (in thousands):

                           March 31, 1996                     December 31, 1995
                           --------------                     -----------------
Restaurant Inventory                277                               293

(4)      Prepaid Expenses and Other Current Assets:

Prepaid expenses increased $262,000 from year end representing the effect of the timing of certain prepaid expenses and certain other expenses related to the opening of a new restaurant in June.

(5)      Minority Interest:

The Company, through its development subsidiary, owns a 71.6% interest in a limited liability company. The minority interest represents the other 28.4% ownership in this company.

(6)      Contingencies:

a.       Manufacturing Facility in California

In the second quarter 1995, the Company was served with a Summons and Complaint seeking the cost of remediation of its former Cragar Wheel Manufacturing facility in Compton, California. The action was filed by the owner of property in the U.S. District Court for the Central District of California. The Company timely filed an answer to the complaint.

A predecessor-in-interest to the Company was also named as a defendant in the matter. In the fourth quarter of 1995, the plaintiff and this defendant agreed to conduct a further investigation of the site to determine the extent of the contamination. All parties agreed to an informal stay of discovery and proceedings until this joint investigation is completed.

The Company believes the contamination existed prior to its assumption of the lease for the site. The Company further believes that the co-defendant will ultimately be liable for the majority of remediation costs.

Two of the Company's insurance carriers have agreed to defend the Company in the litigation subject to a reservation of rights. They will pay the attorney fees and investigation expenses through trial without admitting any liability under their policies for the cost of any remediation.

b.       Dissenting Shareholders

In February 1996, the Supreme Court of the United States denied the defendant's Writ of Certiorari seeking a review of the State Court's finding of personal jurisdiction. The matter will be remanded to the Superior Court, State of Arizona for determination of the fair market value of the dissenter's stock under Ohio Statutes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PERFORMANCE INDUSTRIES, INC. - CONSOLIDATED

Results of Operations - Consolidated

The Company's results of operations for the three months ended March 31, 1996 were a loss of $94,000 compared to a loss of $9,000 for the same period in 1995. Gross revenues increased 13% while cost of sales increased 18%. Selling, general, and administrative expenses decreased 14% from $853,000 to $737,000.

Interest expense totalled $181,000 for the period ended March 31, 1996 compared to $86,000 in 1995. The increase is attributable to borrowing of funds to complete the construction of the Camelback Plaza development and interest on the Company's factoring subsidiary line of credit, which was obtained in July of 1995.

PERFORMANCE RESTAURANT GROUP, INC.

Revenues

Total revenues for the quarter ended March 31, 1996, increased 16.9% to $5,044,000 compared to $4,313,000 for the same period in 1995. The increase in revenue is a result of the acquisition of a new restaurant operating under the trade name Buster's Restaurant Bar & Grill.

Cost and Expenses

As a percentage of sales, cost of food and beverage increased to 27.9% for the quarter ended March 31, 1996, from 26.5% for the same period of 1995. The percentage increase is attributed to menu items offered at Buster's Restaurant Bar & Grill. The restaurant sells primarily certified Black Angus beef and fresh seafood of the highest quality available.
The menu yields a higher food cost percentage than a Bobby McGee's.

Restaurant operating expenses as a percentage of sales decreased by .7% to 65.3% for the quarter ended March 31, 1996, from 66.0% for the same period of 1995. The percentage decrease is the result of higher sales volumes.

Net Income

The restaurant division recorded a net loss of $11,000 for the quarter ended March 31, 1996, as compared to net income of $10,000 for the same period last year. The loss is attributable to an increase in depreciation expense. Same store depreciation increased $29,000 to $117,000 for the quarter ended March 31, 1996, from $88,000 for the same period last year. The increase is due to the extensive remodeling of the restaurants, which was completed in April of 1995.

Earnings Outlook

The Company is opening a Bobby McGee's in Las Vegas, Nevada, in June of 1996. Expansion plans also include opening another restaurant later in the year. The Company feels it can support the two additional restaurants without increasing administrative expenditures. The increased sales volume from the additional restaurants will help absorb fixed cost and return the Company to long term profitability.

Performance Restaurant Group, Inc.
                                             (Dollars in $1,000)
                                               First Quarter
                                  -----------------------------------------
                                        (  ) Unfavorable variance

                                 1996              1995        1996 vs 1995
                                 ----              ----        ------------

Revenues                         $5,044           $4,313            $731
Cost and Expenses:
   Cost of Sales                  1,406            1,142            (264)
   Restaurant Expenses            3,293            2,848            (445)
   Administrative Expenses          356              313           (  43)
                                 ---------         ------          -----
      Total Cost and Expenses     5,055            4,303            (752)
                                 ---------         ------          -----
Earnings before Income Taxes     (   11)              10            ( 21)
Provision for Income Taxes            0                0               0
                                 ----------        ------          -----
Net Income                       $(   11)        $    10           $( 21)
                                 ========          ======          =====

                                           Percentage of Total Revenues
                                                 First Quarter
                                    -----------------------------------------
                                           (  ) Unfavorable variance

                                     1996             1995       1996 vs 1995
                                     ----             ----       ------------
Revenues                            100.0%          100.0%            16.9%
Cost and Expenses:
   Cost of Sales                     27.9%            26.5%             1.4%
   Restaurant Expenses               65.3%            66.0%           - 0.7%
   Administrative Expenses            7.1%             7.3%           - 0.2%
                                  -----------       ----------     ----------
      Total Cost and Expenses       100.2%            99.8%             0.4%
                                  -----------       ----------     ----------
Earnings before Income Taxes      -   0.2%            0.2%           -  0.4%
Provision for Income Taxes            0.0%            0.0%              0.0%
                                  -----------       ----------     ----------
Net Income                        -   0.2%            0.2%           -  0.4%
                                  =========         ========       =========

PERFORMANCE FUNDING

Results of Operations:

Gross revenues and net income for the three month period ended March 31, 1996 were $168,000 and $76,000 respectively. This compares to revenues and net income of $297,000 and $251,00 for the three month period ended March 31, 1995. The percentage decrease was 43% and 70% respectively.

Gross revenues were down from the same period in 1995 due to a general reduction in the rate of fee charges to remain competitive in the market and the loss of a major account in 1995. Net income declined as a result of lower revenues and $48,000 of interest and finance charges related to the subsidiary's financing arrangement obtained in July 1995.

Net borrowing increased by about $600,000 during the first quarter of 1996.

INVESTMENTS IN REAL ESTATE

The Company is continuing its marketing efforts to sell its investments in real estate. The potential buyer of the Mexicali-

Mexico property has completed its due diligence but has asked for a thirty day extension on the purchase contract. As was reported in the Company's 1996 Form 10-K, on April 1, 1996 it signed a six month exclusive agreement with Cushman & Wakefield to market the Camelback Plaza Development project of which the Company has a 71.6% ownership through a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

A $590,000 reduction in current liabilities resulted in the Company using $640,000 for operating activities during the three months ended March 31, 1996. The Company also invested $600,000 in its three operating business segments during this period. The net cash used after repayment of debt was approximately $1,500,000. All was provided by existing cash, available and generated, except for approximately $600,000, which was provided from borrowings.

On April 1, 1996, the Company obtained a $1,000,000 line of credit with a term of six months and a six month option. This loan, through its Performance Funding subsidiary, is secured by the Company's 103,087 shares of Western Pacific Airlines common stock. The stock at March 31, 1996 had a market value of approximately $1,500,000. This stock is restricted and cannot be sold on the open market until July 29, 1996 and will then be subject to 144 Rules.

The Company intends to use a portion of the proceeds of this loan to fund the completion of its new Bobby McGee's Restaurant opening in Las Vegas in June of 1996.

The Company continues to market for sale its investments in real estate. Without the sale of one or both, the Company's growth is going to be dependant upon internal funding or, as an alternative, obtaining additional financing.

Management believes it has funds available to finance its continuing operations but there can be no assurances.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings
An action was filed by the minority members of Camelback Plaza Development, L.C. to appoint a receiver to manage the L.C. and Camelback Plaza. The matter is pending in the Superior Court for the County of Maricopa, State of Arizona. The Company's subsidiary, Performance Camelback Development Corp., managing member of the L.C., was served with the action on May 3, 1996. While the Company has yet to fully investigate the claim, management believes, after a review of the allegations, that the action is without merit. Management also believes, but there can be no assurance, that the action will be dismissed by the court and no receiver shall be appointed.

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



                  PERFORMANCE INDUSTRIES, INC. and SUBSIDIARIES



Date:  May 15, 1996                    /s/ Joe Hrudka
                                       -----------------------------
                                       Joe Hrudka
                                       Chairman of the Board
                                       (Principal Executive Officer)



                                       /s/ James W. Brown
                                       ------------------------------
                                       James W. Brown
                                       Chief Financial Officer
                                       (Principal Accounting Officer)