Form 10-Q
period 1996-06-30
PERFORMANCE INDUSTRIES INC/OH/
filed 1996-08-16
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _______ to __________

                 Commission File Number ________________________


                 PERFORMANCE INDUSTRIES, INC., AND SUBSIDIARIES
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)



           Ohio                                          34-1334199
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


2425 E. Camelback Road, Suite 620
Phoenix, Arizona                                            85016
- ----------------------------------------      ----------------------------------
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
Number of shares outstanding of each of the issuer's classes of common stock as of August 2, 1996, 2,489,529 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


PART 1          FINANCIAL INFORMATION (Unaudited)                      Page
                ---------------------------------                      ----

Consolidated Balance Sheets -
     June 30, 1996 and December 31, 1995                                3

Consolidated Statements of Operations (Unaudited) -
     Three Months Period Ended June 30, 1996 and 1995                   4

Consolidated Statements of Operations (Unaudited) -
     Six Month Period Ended June 30, 1996 and 1995                      5

Consolidated Statements of Cash Flow (Unaudited) -
     Six Month Period Ended June 30, 1996 and 1995                      6

Notes to Consolidated Financial Statements (Unaudited)                 7-8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              9 - 11


PART II                    OTHER INFORMATION:
                           ------------------

Item 1.   Legal Proceedings                                             12
- ---------------------------

Item 2.   Changes in Securities                                         12
- -------------------------------

Item 3.   Defaults upon Senior Securities                               12
- -----------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders           12
- -------------------------------------------------------------

Item 5.   Other Information                                             12
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K                              12
- ------------------------------------------

Signatures                                                              13

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                    June 30, 1996     December 31, 1995
                                                                    -------------     -----------------
                                 ASSETS
Current assets:
  Cash and cash equivalents
     Cash and equivalents, unrestricted                             $         111    $         411
     Cash, restricted                                                         779            1,267
  Securities available for sale                                             1,448            1,783
  Accounts and other receivables,
    less allowance for doubtful accounts                                      558              416
  Receivable from sale of businesses,
    net of allowance current portion                                           62              480
  Factored receivables, net of allowance for doubtful accounts              2,444            1,868
  Inventories                                                                 279              293
  Prepaid expenses and other current assets                                   583              322
  Other assets held for sale                                                  212              212
  Deferred income taxes                                                        81                0
                                                                    -------------    -------------
    Total current assets                                                    6,557            7,052

  Receivables from sales of businesses, less current portion
    net of allowance                                                          105              520
  Investment in real estate                                                11,093           11,073
  Deferred income taxes                                                     1,734            1,734
  Property and equipment, net                                               4,188            3,578
  Other assets, net                                                           923              921
                                                                    -------------    -------------

                                                                    $      24,600    $      24,878
                                                                    =============    =============
                   LIABILITIES AND SHAREHOLDER' EQUITY Current liabilities:
  Current portion of long-term debt                                         1,502              594
  Accounts payable                                                          1,062            1,260
  Accrued employment costs                                                    501              288
  Accrued product liability costs                                             334              350
  Accrued expenses and other current liabilities                              822            1,016
  Factored receivables reserve                                                499              390
  Liabilities subject to compromise                                           764              754
                                                                    -------------    -------------
    Total current liabilities                                               5,484            4,652

  Long-term debt, less current portion                                      7,195            6,751

  Minority interest                                                           395              414

Shareholders' equity:
  Common stock, no par value; authorized
   5,000,000 shares; 3,232,332 issued; 2,489,529 outstanding               31,202           31,202
  Accumulated deficit                                                     (17,687)         (16,416)
  Unrealized appreciation  on securities available for sale
    net of income taxes                                                       962            1,226
                                                                    -------------    -------------
                                                                           14,477           16,012
  Treasury stock at cost 670,784 shares                                    (2,951)          (2,951)
                                                                    -------------    -------------
    Total shareholders' equity                                             11,526           13,061

                                                                    $      24,600    $      24,878
                                                                    =============    =============

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS PERIOD ENDED JUNE 30, 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                    Three Months Ended June 30
                                                                    --------------------------
                                                                       1996            1995
                                                                       ----            ----
Net revenue                                                      $       5,162      $    5,211

Cost of revenues                                                        (4,950)         (4,750)
Selling general and administrative expense                                (772)           (775)
Interest income (expense)                                                 (158)             82
Other income                                                               201             159
Loss on disposition of assets                                             (575)             -0-
                                                                 -------------      ----------

Loss from continuing operations before
income taxes and minority interest                                      (1,092)            (73)

Provision for income taxes                                                  (1)             (3)
                                                                 -------------      ----------

Loss from continuing operations before minority interest                (1,093)            (76)

Minority interest in earnings                                               15             (15)
                                                                 -------------      ----------

Loss from continuing operations                                         (1,078)            (91)

Loss from discontinued operations                                          (99)             -0-
                                                                 -------------      ----------

Net loss                                                         $      (1,177)     $      (91)
                                                                 -------------      ----------

Income loss per common share:
- -----------------------------
Continuing operations                                            $        (.43)           (.01)
Discontinued operations                                                   (.04)           (.00)
                                                                 -------------      ----------
Net income loss per common share                                 $        (.47)     $     (.01)
                                                                 =============      ==========

Average number of shares outstanding                                 2,489,529       9,958,115
                                                                 =============      ==========

See accompanying notes to consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                 Six Months Ended June 30
                                                                 ------------------------
                                                                 1996                 1995
                                                                 ----                 ----
Net Revenues                                                  $       10,388    $      9,828

Cost of revenues                                                      (9,659)         (8,749)
Selling general and administrative expenses                           (1,509)         (1,628)
Interest (expense) income                                               (339)             (4)
Other income                                                             498             492
Loss on disposition of assets                                           (575)             -0-
                                                              --------------    ------------

Loss from continuing operations before income
  taxes and minority interest                                         (1,196)            (61)

Provision for income taxes                                                 6              (5)
                                                              --------------    ------------

Loss from continuing operations before minority interest              (1,190)            (66)

Minority interest in earnings                                             18             (34)
                                                              --------------    ------------

Loss before discontinued operations                                   (1,172)           (100)

Loss from discontinued operations                                        (99)             -0-
                                                              --------------    ------------

Net losses                                                            (1,271)           (100)
                                                              ==============    ============

Loss per common share:
Continuing operations                                         $         (.47)   $      $(.01)
Discontinued operations                                                 (.04)             -0-
                                                              --------------    ------------
Net loss per common share                                     $         (.51)   $       (.01)
                                                              ==============    ============

Average number of shares outstanding                               2,489,529       9,958,115
                                                              ==============    ============

See accompanying notes to consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                             (DOLLARS IN THOUSANDS)
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                        Six Months Ended June 30
                                                                        ------------------------
                                                                       1996                 1995
                                                                       ----                 ----
Net cash (used in) operating activities                                $    (834)   $   (1,123)

Cash Flow from Investing Activities:
     Decrease in restricted cash                                              488          638
     Increase in notes receivable                                            (142)          -0-
     Decrease in receivables from sale of businesses, net                     833          417
     (Increase) decrease in investment of factored
     receivables, net                                                        (467)       1,460
     Decrease (increase) assets held for sale                                  -0-          19
     Additions to property and equipment                                  ( 1,310)      (1,091)
     Increase in real estate under development                               (220)      (2,144)
                                                                       ----------   ----------
          Net cash provided by (used in) investing activities                (818)        (701)

Cash Flow from Financing Activities:
     Repayment of debt                                                       (350)         (42)
     Proceeds from borrowings                                               1,702          844
     (Increase) decrease in treasury stock                                     -0-          47
                                                                       ----------   ----------
          Net cash provided by (used in) financing activities               1,352          849

Net (decrease) in cash and cash equivalents                                  (300)        (975)
Cash and cash equivalents at beginning of period                              411        1,142
                                                                       ----------   ----------
Cash and cash equivalents at end of period                             $      111   $      167
                                                                       ==========   ==========

See accompanying notes to consolidated financial statements.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation:
         ----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1994 Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

(2)      Inventories:
         ------------

The components of inventories were as follows (in thousands):

                                June 30, 1996              December 31, 1995
                                -------------              -----------------
Restaurant Inventory                297                           293

(3)      Restricted Cash
         ---------------
Cash which has been restricted as collateral and for use in tenant improvements for the Camelback Plaza Development was reduced by $488,000 for the final payments of Hard Rock improvements and the payment of commitments to one of the other tenants.

(4)      Receivable from Sale of Businesses
         ----------------------------------

The Company has several unsecured notes from the sale of prior businesses. During the six months ended June 30, 1996, the Company discounted one note for an immediate cash payment of $700,000. The discount is reported on the statement of operations as a loss from discontinued operations.

(5)      Prepaid Expenses
         ----------------

Prepaid expenses have increased by $261,000. This increase is the result of opening of a new restaurant, and commissions and other prepayment expenses resulting from negotiating new leases with tenants of the Company's real estate properties.

(6)      Property and Equipment
         ----------------------

Property and equipment increased $610,000, net of depreciation. The majority of the increase is the net result of opening one new restaurant in Las Vegas, plus capital expenditures at existing restaurants, and the closing of one restaurant in California. Additionally tenant improvements made to the Camelback Plaza Development project were capitalized during this period.

(7)      Long Term Debt
         --------------

Long term debt has increased $1,352,000 during the six month period ended June 30, 1996. On April 1, 1996 the Company obtained a six month $1,000,000 line of credit to finance its new restaurant opening. The line is secured by the securities available for sale. The note which matures at October 1, 1996 has an option to extend for another six months. The additional increase is borrowings associated with the funding operations normal business activities and using its existing line of credit.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PERFORMANCE INDUSTRIES, INC. - CONSOLIDATED
- -------------------------------------------

Results of Operations - Earnings Outlook
- ----------------------------------------

The Company's net loss for the three month and six month periods ending June 30, 1996 were approximately $1,177,000 and $1,271,000 compared to a loss of $91,000 and $100,000 for the same periods respectively in 1995. The losses are attributed to several factors chief among which were some strategic decisions made by management.

One decision was to close the San Ramon, California restaurant, one of it's original acquisitions. Despite every effort this restaurant has been unable to generate the revenue to offset its fixed expenses. The company is writing off approximately $475,000 of assets with this closure.

The second decision is one of a change in management philosophy. In early July the Company took steps to decentralize restaurant management. The changes that have been instituted are estimated to immediately save approximately $500,000 in direct corporate administrative expenses annually. The Company has also taken a $125,000 charge against quarter earnings for future expenses related to this management restructuring.

Efforts to reduce expenses at store level continue. General Managers are being given more autonomy and instructed to take a more entrepreneurial attitude towards their responsibilities. Management is optimistic that these changes will put the restaurant group back on a profitable course.

The Company continues to operate its funding operations. This subsidiary, which has generated continuous profits since its beginning in September of 1993, has had its earnings affected by borrowings to finance its growth. The expenses of financing has reduced its net profitability. Factoring, the subsidiaries operations, is a high risk business. Factoring involves the purchase of invoices of companies not ordinarily bankable which generate fees generating a return on investment in excess of normal bank interest rates. In July of 1995 the Company obtained a line of credit to fund its factoring operations, which allowed it to reimburse its investment from its profits back into the parent. The financing of this subsidiary from borrowings has therefore reduced its contribution to the bottom line.

The Company, through one of its subsidiaries, owns approximately 72% of Camelback Plaza Development L C. This retail center located on 26th Street and Camelback, in Phoenix, Arizona, is fully occupied with tenants including Hard
Rock Cafe, Blockbuster Music, Just for Feet, and Raghetti's Bar and Grill. The property is fully rented with long term leases.

As of July 15, 1996, the Company sold its investment in its foreign subsidiary, FMMSA, for $900,000 and the assumption of a notes payable to the Company for $2,100,000. The Company has received $1,000,000 in cash (less offsets) and a note for $2,000,000 bearing interest of approximately 10%. The sales agreement provides for payments of $120,000 a month for 18 months.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the six months ended June 30, 1996, the Company has invested almost $2,000,000 into its existing businesses, $1,300,000 into restaurants, $470,000 into factoring, and $220,000 into its real estate development.
Long and short term debt increased by approximately $1,350,000.

During July the Company sold two long term fixed assets for $1,125,000 cash and a note which provides for 18 payments of $120,000 per month. One asset was a small land parcel acquired with the assets of Bobby McGee's USA. the other asset was the stock of the Company's Mexican subsidiary, FMMSA. In addition to the cash from these sales the Company collected a note receivable in the amount of $150,000.

While the Company continues to seek a buyer for the Camelback Plaza retail center, it is negotiating with several lenders for increased financing and a longer term commitment than the present commitment from Norwest Bank. Without a sale or obtaining alternative financing of this property, the Company is going to be dependent upon internal funding for continuing operations.

Management believes the Company has the funds available to finance its continuing operations, but there can be no assurance.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------
An action was filed by the minority members of Camelback Plaza Development, L.C. for an accounting and the appointment of a receiver for the Limited Liability Company in May, 1996. The action was filed in the Superior Court County of Maricopa, State of Arizona. On motion of the Company, the matter was referred to arbitration pursuant to the contracts between the parties. The matter is expected to be heard by an arbitrator within 90 days.

Item 2. Changes in Securities
- -----------------------------
The shareholders approved a one-for-four reverse stock split of the Company's common shares.

Item 3. Defaults upon Senior Securities
- ---------------------------------------
None

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
The Company held its annual meeting June 14, 1996 at which the Board of Directors was reelected to serve for one year and employment of Toback CPA's as auditors was approved. And a one-for-four reverse stock split was approved.

Item 5. Other information
- -------------------------
None

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PERFORMANCE INDUSTRIES, INC. and SUBSIDIARIES


Date: August 15, 1996              /s/ Joe Hrudka
                                   --------------------------------------------
                                   Joe Hrudka
                                   Chairman of the Board
                                   (Principal Executive Officer)


                                   /s/ James W. Brown
                                   --------------------------------------------
                                   James W. Brown
                                   Chief Financial Officer
                                   (Principal Accounting Officer)
                                       12