Form 10-Q
period 1996-09-30
PERFORMANCE INDUSTRIES INC/OH/
filed 1996-11-14
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from ______ to ______

                             Commission File Number ___________________


                 PERFORMANCE INDUSTRIES, INC., AND SUBSIDIARIES
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                       34-1334199
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


2425 E. Camelback Road, Suite 620
Phoenix, Arizona                                               85016
---------------------------------------        ---------------------------------
(Address of principal executive offices)                     (Zip Code)


        Registrant's telephone number including area code: (602) 912-0100
                                                           --------------

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

Number of shares outstanding of each of the issuer's classes of common stock as of November 4, 1996, 2,481,263 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


PART 1          FINANCIAL INFORMATION (Unaudited)                      Page
                ---------------------------------                      ----

Consolidated Balance Sheets -
     September 30, 1996 and December 31, 1995                           3

Consolidated Statements of Operations (Unaudited) -
     Three Month Period Ended September 30, 1996 and 1995               4

Consolidated Statements of Operations (Unaudited) -
     Nine month Period Ended September 30, 1996 and 1995                5

Consolidated Statements of Cash Flow (Unaudited) -
     Nine month Period Ended September 30, 1996 and 1995                6

Notes to Consolidated Financial Statements (Unaudited)                 7-8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               9-10


PART II                    OTHER INFORMATION:
                           ------------------

Item 1.   Legal Proceedings                                             11
---------------------------

Item 2.   Changes in Securities                                         11
-------------------------------

Item 3.   Defaults upon Senior Securities                               11
-----------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders           11
-------------------------------------------------------------

Item 5.   Other Information                                             11
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                              11
------------------------------------------

Signatures                                                              12

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                             September 30, 1996   December 31,1995
                                                                             ------------------   ----------------
                                 ASSETS
Current assets:
  Cash and cash equivalents
     Cash and equivalents, unrestricted                                           $      73              $      411
     Cash, restricted                                                                   688                   1,267
  Securities available for sale                                                         913                   1,783
  Accounts and other receivables,
    less allowance for doubtful                                                         496                     416
  Receivable from sale of businesses,
    net of allowance current portion                                                  1,440                     480
  Factored receivables, net of allowance for doubtful                                 1,474                   1,868
  Inventories                                                                           312                     293
  Prepaid expenses and other current assets                                             765                     322
  Other assets held for sale                                                            212                     212
  Deferred income taxes                                                                  81                       0
                                                                                  ---------              ----------

    Total current assets                                                              6,454                   7,052

  Receivables from sales of businesses, less current portion
    net of allowance                                                                    373                     520
  Investment in real estate                                                           9,298                  11,073
  Deferred income taxes                                                               1,734                   1,734
  Property and equipment, net                                                         4,485                   3,578
  Other assets, net                                                                     989                     921
                                                                                  ---------              ----------


                                                                                  $  23,333              $   24,878
                                                                                  =========              ==========
                   LIABILITIES AND SHAREHOLDER' EQUITY Current liabilities:
  Current portion of long-term debt                                                   1,514                     594
  Accounts payable                                                                    1,080                   1,260
  Accrued employment costs                                                              541                     288
  Accrued product liability costs                                                       333                     350
  Accrued expenses and other current liabilities                                        831                  `1,016
  Factored receivables reserve                                                          346                     390
  Liabilities subject to compromise                                                     764                     754
                                                                                  ---------              ----------

    Total current liabilities                                                         5,409                   4,652

  Long-term debt, less current portion                                                6,518                   6,751

  Minority interest                                                                     394                     414

Shareholders' equity:
  Common stock, no par value; authorized
    5,000,000 shares; 3,232,332 issued; 2,481,263 outstanding                        31,202                  31,202
  Accumulated deficit                                                              (17,641)                (16,416)
  Unrealized appreciation  on securities available for sale
    net of income taxes                                                                 427                   1,226
                                                                                  ---------              ----------

                                                                                     13,988                  16,012
  Treasury stock at cost 679,050 shares                                             (2,976)                 (2,951)
                                                                                  ---------              ----------

    Total shareholders' equity                                                       11,012                  13,061

                                                                                  $  23,333               $  24,878
                                                                                  =========               =========

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                  Three Months Ended September 30
                                                                  -------------------------------
                                                                           1996          1995
                                                                           ----          ----
Net revenue                                                          $     5,169    $     4,779

Cost of revenues                                                          (4,911)        (4,508)

Selling general and administrative expense                                (1,223)          (793)
Interest income (expense)                                                   (224)           289
Other income                                                                  50             17
Gain on sale of assets                                                     1,568             (2)
                                                                     -----------    -----------


Gain or (Loss) from continuing operations before
income taxes and minority interest                                           429           (218)

Provision for income taxes                                                  (247)            (4)
                                                                     -----------    -----------
Gain or (Loss) from continuing operations before minority interest           182           (222)
Minority interest in earnings                                                  2            (14)
                                                                     -----------    -----------

Gain or (Loss) from continuing operations                                    184           (236)

Income from discontinued operations                                          -0-            -0-
                                                                     -----------    -----------

Net gain (loss)                                                      $       184    $      (236)
                                                                     ===========    ===========

Income (loss) per common share:
Continuing operations                                                $       .07    $      (.10)
Discontinued operations                                                      .00           (.00)
                                                                     -----------    -----------

Net income (loss) per common share                                   $       .07    $      (.10)
                                                                     ===========    ===========


Average number of shares outstanding                                   2,481,263      2,481,263
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                         Nine Months Ended September 30
                                                                         ------------------------------
                                                                                1996            1995
                                                                                ----            ----
Net Revenues                                                                    15,557    $    14,607

Cost of revenues                                                               (14,570)       (13,257)
Selling general and administrative expenses                                     (2,732)        (2,421)
Interest (expense) income                                                         (563)           285
Other income                                                                       548            509
Gain on sale or disposition of assets                                              993             (2)
                                                                           -----------    -----------


Loss from continuing operations before income
  taxes and minority interest                                                     (767)          (279)

Provision for income taxes                                                        (241)            (9)
                                                                           -----------    -----------


Gain or (Loss) from continuum operation before minority interest                (1,008)          (288)
Minority interest in earnings                                                       20            (48)
                                                                           -----------    -----------


Earnings (losses) before income tax                                               (988)          (336)

Income (loss) from discontinued operations                                         (99)           -0-
                                                                           -----------    -----------

Net losses                                                                      (1,087)          (336)
                                                                           ===========    ===========


Loss per common share:
Continuing operations                                                      $      (.40)   $      (.14)
Discontinued operations                                                           (.04)          (.00)
                                                                           -----------    -----------

Net loss per common share                                                  $      (.44)   $      (.14)
                                                                           ===========    ===========


Average number of shares outstanding                                         2,481,263      2,481,263
                                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                             Nine months Ended September 30
                                                             ------------------------------

                                                                  1996       1995
                                                                  ----       ----
Net cash (used in) operating activities                         $  (918)   $(1,682)

Cash Flow from Investing Activities:
     Decrease in restricted cash                                    579      1,110
     Increase in receivables from sale of businesses, net          (661)       539
     (Increase) decrease in investment of factored
     receivables, net                                              (232)     1,830
     Decrease (increase) assets held for sale                       -0-         19
     Additions to property and equipment                         (1,181)    (1,166)
    (Increase) decrease in real estate under development          1,413     (2,711)
                                                                -------    -------

          Net cash provided by (used in) investing activities       (82)      (379)

Cash Flow from Financing Activities:
     Repayment of debt                                             (384)      (140)
     Proceeds from borrowings                                     1,071       1250
     (Increase) decrease in treasury stock                          (25)        47
                                                                -------    -------

          Net cash provided by (used in) financing activities       662       1157

Net (decrease) in cash and cash equivalents                        (338)      (904)
Cash and cash equivalents at beginning of period                    411      1,142
                                                                -------    -------

Cash and cash equivalents at end of period                      $    73    $   238
                                                                =======    =======

See accompanying notes to consolidated financial statements.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation:
         ----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 Form 10-K filing. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto contained herein.

(2)      Inventories:
         ------------

The components of inventories were as follows (in thousands):

                                 September 30, 1996      December 31, 1995
                                 ------------------      -----------------
Restaurant Inventory                    312                      293

(3)      Restricted Cash:
         ----------------

Cash which has been restricted as collateral and for use in tenant improvements for the Camelback Plaza Development was reduced by $579,000 for the final payments of Hard Rock improvements and the payment of commitments to one of the other tenants.

(4)      Securities Available for Sale:
         ------------------------------

The company owns 103,087 shares of common stock of Western Pacific Airlines (WPAC on NASDAQ) with a cost basis of $2 per share. At December 31, 1995, the company elected to record the stock at market value which was $17 1/4 a share. At September 30, 1996 the value was dropped to $ 8 7/8 per share. Increases and decreases in value are recorded as an adjustment to shareholders equity under "Unrealized Appreciation on Securities Available for Sale".

(5)      Receivable from Sale of Businesses:
         -----------------------------------

The Company has notes from the sale of prior businesses. During the nine months ended September 30, 1996, the Company discounted one note for an immediate cash payment of $700,000. The discount is reported on the statement of operations as a loss from discontinued operations. On July 15, 1996, the Company sold its land and buildings in Mexicali, Mexico for $3,000,000, receiving $1,000,000 in cash and a note providing 18 monthly payments of $120,000 each.

(6)      Prepaid Expenses:
         -----------------

Prepaid   expenses   increasing  by  $443,000  is  the  result  of  opening  two restaurants, and commissions and other expenses associated with negotiating leases with tenants of the Company's real estate properties.

(7)      Investment in Real Estate:
         --------------------------

The Company's investment in real estate was reduced by $1,775.000. This is the net result of the sale of the Mexicali facilities (footnote 5) and tenant improvements to the Camelback Plaza development.

(8)      Property and Equipment:
         -----------------------

Property and equipment increased $907,000 net of depreciation. The increase is due to opening and remodeling of two restaurants, plus continued capital improvements at existing restaurants.

(9)      Long Term Debt:
         ---------------

Long term  debt has  increased  $687,000  during  the nine  month  period  ended
September 30, 1996. On April 1, 1996, the Company obtained a six month $1,000,000 line of credit. The line is secured by securities available for sale. The note which matures on October 1, 1996, has an option to extend for another six months.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PERFORMANCE INDUSTRIES, INC. - CONSOLIDATED
-------------------------------------------

Results of Operations - Consolidated
------------------------------------

The Company's results of operations for the three month period ended September 30, 1996, were a profit of $184,000 compared to a loss of $236,000 for the same period last year. Several significant events occurred during the period with mixed results offsetting each other.

On July 15, 1996, the Company sold its investment in a foreign subsidiary for $3,000,000 in cash and future consideration. The gain on this sale was approximately $1,600,000 before foreign income taxes of approximately $250,000.

Early in July, 1996, the Company took action to reduce overhead at its administrative level. The downsizing of staff is expected to result in annual savings of over $500,000.

During this same period a review of the Company's factoring portfolio indicated a potential under provision for bad debts. Included in Selling, General, and Administrative expenses for this three month period is an accrual of approximately $580,000 to reserve for bad debts. S.G. & A expenses without this charge would have been $150,000 less than for the same period last year.

At the July 19, 1996 annual meeting, the shareholders of the Company voted to approve a 1 for 4 reverse stock split. As a component of the proposal, the Company offered an odd lot tender to all post split shareholders of less than a 100 shares at a price of $3.00 a share (post split). Approximately two hundred shareholders tendered their shares for a total of approximately 8,300 shares.

PERFORMANCE RESTAURANT GROUP, INC.
----------------------------------

Revenues for the quarter ended September 30, 1996, were $411,000 more than the same period in 1995. Revenues for the nine months ended September 30, 1996, were $1,161,000 more than the same period in 1995. The increase is primarily due to new restaurant additions. Some store sales are up approximately 1% over 1995.

As a percentage of sales cost of goods sold was 28.3% for the nine months ended September 24, 1996, as compared to 27.7% for the same period last year. The increase is attributed to an increase in food sales as a percentage of total sales.

General administrative expenses as a percentage of sales was 5.9% for the nine months ended September 30, 1996, as compared to 6.5% for the same period last year. This positive reduction should continue during the last three months of 1996.

PERFORMANCE FUNDING
-------------------

Net revenues and income (loss) for the nine month period ending September 30, 1996, were $545,000 and ($326,000), respectively. This compares to revenues of $716,000 and earnings of $452,000 for the same period in 1995.

Performance Funding, which was started in September of 1993, has provided over $1,250,000 in earnings to date. Its bad debt history has been good. It has purchased nearly $100,000,000 in receivables and has written off less than $50,000. Recently non-performing customers have made it necessary to increase the reserve for bad debts by approximately $600,000 during 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On November 1, 1996, the Company obtained refinancing of the retail development Camelback Plaza. The new note provides a longer term at a reduced interest rate and in an amount sufficient to repay the Company over $2,000,000 of its loan to the subsidiary. The transaction also freed up the restricted cash required as additional collateral by the previous lender. The Company intends to use some of these funds to pay down its loans on lines of credit with Capital Factors.

On July 15, 1996, the Company sold its investment in a foreign subsidiary for $3,000,000. The sale provides for payments of $120,000 a month for 18 months, beginning in August 1996.

These two events, coupled with the downsizing of administrative overhead in July, should provide the Company with sufficient cash to fund future operations, but there can be no assurance.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
The arbitration filed by the minority members of Camelback Plaza Development, L.C. as reported in the June 30, 1996, 10-Q, was dismissed without prejudice by stipulation. The parties have agreed to the terms of this sale of the interest of Performance Industries, Inc., to the other members.

The action for determination of the fair market value of the shares of the Company stock for dissenting shareholders, Performance Industries, Inc. v. Ecco Sales, et al, has been remanded to the Superior Court, State of Arizona, County of Maricopa, for further proceeding by the Arizona Court of Appeals. Under Ohio Statutes, the Company has requested a hearing be scheduled by the Court for purposes of determining if there was a viable market for the Company's shares at the time of the action from which the shareholder's dissented and, if so, to determine the fair market value of the shares. In the alternative, the company is requesting the appointment of an appraiser by the Court to determine the fair market value of the shares.

Item 2. Changes in Securities
-----------------------------
The one-for-four reverse stock split was effective October 17, 1996, in the electronic bulletin board. The Company's new symbol is PFRI.

Item 3. Defaults upon Senior Securities
---------------------------------------
None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None

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

                             PERFORMANCE INDUSTRIES, INC. and SUBSIDIARIES


Date: November 13, 1996      /s/ Joe Hrudka
                             -----------------------------
                             Joe Hrudka
                             Chairman of the Board
                             (Principal Executive Officer)


                             /s/ James W. Brown
                             ------------------------------
                             James W. Brown
                             Chief Financial Officer
                             (Principal Accounting Officer)
                                       12