Form 10-K
period 1996-12-31
PERFORMANCE INDUSTRIES INC/OH/
filed 1997-04-16
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996
                         Commission File Number 0-11331

                          PERFORMANCE INDUSTRIES, INC.
                          ----------------------------
             (Exact name of Registrant as Specified in its Charter)

                 Ohio                                   34-1334199
--------------------------------------       -----------------------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

                        2425 E. Camelback Road, Suite 620
                             Phoenix, Arizona 85016
              (Address of principal executive offices and zip code)

                                 (602) 912-0100
               (Registrant's telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

         Title of Each Class          Name of Each Exchange on Which Registered
----------------------------------  --------------------------------------------
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

The aggregate market value of Registrant's voting stock held by nonaffiliates as of March 31, 1997 (based upon closing price) was $1,188,034.

At  March  31,  1997,   2,481,264  shares  of  Registrant's  Common  Stock  were
outstanding.

PART I

ITEM 1.   BUSINESS
          --------

The Company currently operates in three primary business segments for which it has formed the following subsidiaries; restaurants, factoring, and real estate development.

Performance Restaurants Group, Inc. (Restaurants)

Restaurants was formed in 1993 to acquire six operating restaurants in California. Four of the restaurants operate under the trade name Bobby McGee's and are full service restaurants/nightclubs. The fifth was converted to a sports bar/nightclub concept operating under the trade name McGee's Grill. In 1995, a sixth restaurant was acquired in Scottsdale, Arizona. It is a full service restaurant and bar operating under the trade name Buster's Restaurant Bar & Grill. In 1996, the Company acquired two Carlos Murphy's restaurants in San Diego, California, with rights to open other Carlos Murphy's Restaurants in the San Diego and Los Angeles, Metropolitan areas and Maricopa County, Arizona. In 1996, the Company sold one of the original Bobby McGee's locations.

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

During 1996, the company bought two Carlos Murphy's Mexican Restaurants in the San Diego, California area. Carlos Murphy's is in the casual dining restaurant segment and features an extensive menu of Mexican Food choices. Limited renovations to these locations is expected. Part of the renovations will be to upgrade the lounge by adding a dance floor and a D.J. playing recorded music. This will help increase sales in the later hours when their are fewer diners.

Restaurants has developed a franchising package for its concept domesticaly and internationally. The franchisees will pay a fee for each restaurant they develop, plus a royalty based upon gross sales of each location. Area Development Agreements will cover multi unit franchises in a specific geographic area. Restaurants will offer assistance to the franchisee in training employees, advertising, site selection, and operation of a franchised location. Restaurants has not actively marketed any franchises.

Performance Funding Corp. (Funding)

This subsidiary was formed in Arizona and is engaged in the factoring business. Factoring is the purchase of accounts receivable at a discount from face value. All purchases are full recourse against the seller. This means that, after a predetermined period, the seller must either repurchase the invoice at full face value or substitute an invoice for the face value, plus accrued fees.

At the time of purchase of the invoice, Funding purchases the invoice at a discount from the face value of the invoice. The discount is set at the maximum fees possible, plus a reserve for bad debt. Upon collection of the invoice, the seller is paid the difference between the fee holdback and earned fees to the date of payment. Funding receives a security interest in other receivable, of the seller to further secure payment of fees and to secure performance of the recourse provision of the contract.

Funding looks for sellers with annual sales between $250,000 and $15,000,000. The decision to purchase any receivable is based upon the financial condition of the client, the profitability of the seller, payment terms of the receivable, and the credit worthiness of the account debtors.

Performance Development Corp. (Development)

Camelback Plaza Development, L.C.

Development was formed in Arizona in 1993 to act as managing member of Camelback Plaza Development, L.C. with a 71.6% ownership, which was developing and leasing Camelback Plaza, a retail/restaurant development in Phoenix, Arizona. The retail phase of the project opened in late 1994 with Just for Feet and Blockbuster Music as its first tenants.

The restaurant phase, consisting of a free standing building for the Hard Rock Cafe, was constructed in 1995. The Hard Rock Cafe opened for business in October 1995.

In 1996, one of the tenants in the retail area, a full service restaurant opened and closed, vacating the premises. The company is taking action against the tenant for breach of the lease, while actively seeking a new tenant for the space.

In January 1997, Blockbuster Music closed its store and is seeking a subtenant for the space. They continue to meet all of their financial obligations under the terms of the lease.

Fabricaciones Metalicas Mexicanas, S.A. (FMMSA)

The company sold the subsidiary in July, 1996 for $1,000,000 and a note payable to the company for $2,000,000. The note is to be paid, inclusive of interest in 18 payments of $120,000 each.

Ixtapa

The Company purchased land for development as a condominium complex. At the time of purchase, the seller had committed to construction financing for the project. As discussed further below, the Company has indefinitely delayed the project due to the continuing financial situation in Mexico. Currently, the Company has the property listed for sale with a broker.

A.  Competition

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

B.   Trademarks and Patents

The Company's registered trademark for restaurants is an important factor in marketing for this group due to the high degree of name recognition in its geographical area and general market. The name Bobby McGee's is federally trademarked.

C.   Environmental Matters

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

a.  Reyes Ave Compton, CA

This facility housed the manufacturing plant of the former Wheel business which was sold in 1992.

In 1991 possible contamination at the site was discovered. The Richter Family Trust, the owner of this facility, filed an action against the Company and others in the U.S. District Court for the Central District of California and served it on the Company in April 1995. The Company responded to the complaint on its behalf and on behalf of Joe Hrudka as an officer of the Company. The complaint seeks damages of an unspecified amount for environmental contamination at the site under several theories. Currently, the action is stayed by stipulation of the parties, so that further testing to determine the extent of the contamination can be completed.

The Company tendered defense of the action to several insurance carriers under policies in force for the periods when it owned and operated its wheel division at the site. Two insurers have agreed to pay some legal costs of defending the action under their policies, although they have reserved the right to ultimately deny coverage.

b.  Warehousing and Office Facility in Ohio

In 1990, potential contamination was discovered at this location. Environmental studies performed to date have determined that the contamination is confined to the site with no evidence of migration to groundwater or surrounding properties. At the present time, analysis of the potential remediation alternatives has not been completed, nor has a plan been submitted for approval by the Ohio EPA.

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

The Company had to agree to remove two above ground storage tanks, an underground storage tank, and to submit a closure plan to the State for a drum storage area. In March, 1995, the State of Ohio EPA accepted the company's closure of the drum storage area as being in compliance with the previously filed closure plan. This was the last requirement for the release of the escrow funds held by Echlin, Inc., from the sale proceeds of the Brookpark Road facility. The Company had also completed the removal of an underground storage tank at the Brookpark Road facility in 1994. With this closure, the Company believes it has no further expense for environmental contamination related to the Brookpark Road facility.

ITEM 2. PROPERTIES

As of December 31, 1996, the Company and its subsidiaries owned and leased a total of approximately 104,402 square feet of restaurant, office, and other space for its principal facilities. Management believes that the Company's and its subsidiaries' facilities and equipment are modern and well maintained.

The locations and general description of the principal properties owned and leased by the Company and its subsidiaries are as follows:

                                                                 Approximate Area
Location                    Primary Functions                    in Square Feet        Lease Expiration

Phoenix,                    Office                               6,314                 7/31/97
   Arizona

Scottsdale,                 Buster's Restaurant Bar & Grill      9,123                 4/31/2000
   Arizona

Brea,                       Restaurant/Nightclub                 11,000                6/30/2005
   California

Burbank,                    Restaurant/Nightclub                 11,000                6/30/2010
   California

Burlingame,                 Restaurant/Nightclub                 9,000                 12/31/2006
   California

Citrus Heights,             Restaurant/Nightclub                 10,600                9/14/2005
   California

San Bernardino,             Restaurant/Nightclub                 10,500                11/13/2002
   California

San Ramon,                  Restaurant/Nightclub                 9,980                 6/30/2002
   California  (2)

Ixtapa                      Raw Land                             8,748 sq. meters      Owned

Phoenix,                    Development Project                  5 Acres ((1))         Land Lease
   Arizona                                                                             2/28/2052

Las Vegas,                  Restaurant/Nightclub                 9,185                 12/31/2005
   Nevada

La Mesa,                    Restaurant/Nightclub                 8,700                 12/31/2005
   California

La Jolla,                   Restaurant/Nightclub                 9,000                 1/15/2000
   California

((1)) The real property of five (5) acres is subject to a long term land lease. The subsidiary has the option to purchase the real property after the year 2015 at its fair market value without consideration of value added for any improvements on the property.

((2)) This property is currently subleased to an unrelated third party. The Company is a guarantor of the lease.

ITEM 3.   LEGAL PROCEEDINGS

A. On January 6th, 1994, the Company filed an action in the Superior Court of Arizona for the County of Maricopa to determine the fair cash value of its shares held by shareholders who dissented from the sale of the Exhaust business. The dissenting shareholders are as follows: Ecco Sales, Inc., Defined Benefit Plan and Mr. David E. Miller, its trustee; Murray & Murray Co., L.P.A. Profit-Sharing Plan and Trust and Dennis E. Murray., its trustee; and Murray and Murray Co., L.P.A. - Dennis Murray Voluntary Account and Dennis E. Murray, Sr., its trustee; Monumental Life Insurance Company, a Maryland Corporation; Ince & Co., a foreign Corporation; The Travelers Corporation, a foreign corporation; The Travelers Insurance Company, a Connecticut Corporation; Provident Mutual Life Insurance Company, a foreign corporation; New England Mutual Life Insurance Company, a Massachusetts Corporation; Angelo M. Alesci, an individual; William R. Bagger, an individual:

         All of the dissenting shareholders, except Ecco Sales and Murray & Murray, LPA, agreed to accept and were paid $.75 per share, as the fair market value, for their stock.

         Two of the dissenting shareholders made a special appearance by Motion to Dismiss for lack of personal jurisdiction, Murray & Murray Co., L.P.A. Profit Sharing Plan, and Murray & Murray Co., L.P.A. After the remand from the Arizona Court of Appeals, the Maricopa County Superior Court held it had jurisdiction over the defendants in February, 1995. The defendants appealed the trial court decision to the Arizona Court of Appeals. The court again upheld the trial court decision. The defendants then appealed to the Arizona Supreme Court, which upheld the Court of Appeals' decision.

         The defendants sought review by the U.S. Supreme Court under a Writ of Certiorari. The Writ was denied in February 1996. The matter will now proceed to establish the fair market value of the defendants' shares as of the date of their dissent. The matter was remanded to the Superior Court County of Maricopa, State of Arizona for further proceedings in the Fall, 1996. The Company requested a hearing pursuant to statute to determine if the shareholders are entitled to receive the fair cash value of their shares and to appoint an appraiser(s) to determine the fair cash value.

         The Court held a status conference with all parties in January, 1997. The Court requested that each side submit the lists of appraisers from whom the Court could appoint two appraisers. All other matters before the Court were taken under advisement.

B. On January 26, 1994, an action filed by Murray & Murray in the Court of Common Please, County of Cuyahoga, State of Ohio, was served on the Company and three former or present officers and/or directors of the Company; Joe Hrudka, Tom Hrudka and Howard B. Gardner. The action against the Company seeks declaratory judgment holding that the fair cash value determination be heard in the State of Ohio. The action against the directors and officers alleges a breach of fiduciary duty involving the negotiation of consulting and non-competition agreements in connection with the Company's sale of its former businesses. The Company has filed a motion to dismiss the action which motion has not yet been decided.

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

         The Company is involved in various other claims and legal actions arising in the ordinary course of business, including product liability claims. In the opinions of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The following table sets forth the range of high and low closing bid prices for the Company's common stock as reported by the NASDAQ National Market System for the past two calendar years: (1)

                                                  BID                     ASK
1996
Quarter ended March 31, 1996                      5/8                     1 3/8
Quarter ended June 30, 1996                       5/8                     1 3/8
Quarter ended September 30, 1996                  5/8                     1 3/8
Quarter ended December 31, 1996                   3/4                     1 3/8

1995 ((2))
Quarter ended March 31, 1995                      2 1/2                   3
Quarter ended June 30, 1995                       2                       2 1/4
Quarter ended September 30, 1995                  1 1/2                   2
Quarter ended December 31, 1995                   3/4                     1 1/4

((1)) All quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual trades.

((2))    Restated to reflect 4 for 1 reverse stock split effective June, 1996.

As of March 31, 1997, there were 790 holders of record of the Company's common stock. No dividends have been declared since December 1984, nor does the Company anticipate that any dividends will be declared in the foreseeable future.

The Company's shares are traded over the counter.

During 1994, the Company purchased approximately 558,500 shares of stock from dissenters due to the sale of the Company's Exhaust division to Walker Manufacturing. In addition, the Company purchased approximately 50,500 shares on the open market in 1994.

During 1996, the Company effected a 4 for 1 reverse stock split and an odd lot tender offer. Approximately 8200 shares were tendered to the Company.

ITEM 6. SELECTED FINANCIAL DATE (in thousands, except per share data).

The Company's selected consolidated financial data has been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business.

The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1992 through 1996. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1992 through 1996 are derived from the audited financial statements of the Company.

Year Ended December 31

OPERATING RESULTS:                           1992           1993          1994           1995          1996
------------------                           ----           ----          ----           ----          ----
Net revenues                             $ 78,478        $    360      $ 19,004       $ 21,598      $ 22,407

Net income (loss)                       ($  5,711)       $ 27,623      $    435       $    294        (3,723)

Net income (loss) per                   ($   2.16)       $   9.36      $    .17       $    .12         (1.50)
   common share

Weighted average number of common           2,631           2,947         2,458          2,489         2,486
stock outstanding


Year Ended December 31

FINANCIAL POSITION:                          1992           1993          1994           1995          1996
-------------------                          ----           ----          ----           ----          ----
Working capital
   (deficiency)                         ($ 35,609)       $  2,636      $    574       $  2,424      $  1,344

Total assets                             $ 68,320        $ 23,126      $ 24,108       $ 24,878      $ 21,971

Long term debt, excluding                $    955        $    515      $  5,962       $  7,345      $  8,950
current installments and
amount subject to compromise

Shareholders' equity                    ($ 16,108)       $ 12,824      $ 11,494       $ 13,061       $ 8,530
   (deficiency)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated

For the year ended December 31, 1996, the Company had a consolidated loss from continuing operations of ($3,723,000) compared to a loss of ($144,000) for the same period in 1995.

During 1995 the Company had income from discontinued operations of approximately $438,000, as a result of "changes in accounting estimates," and adjustments to reserve accounts for claims and bad debt expense that offset the loss from continuing operations yielding net income of $294,000. There were no such adjustments in 1996.

The Company's general, and administrative expenses were $3,465,000, an increase of $624,000 from 1995. The increase is a result of nonrecurring charges for the closure of two restaurants, Las Vegas and San Ramon (See note #17 to Consolidated Financial Statements), and an increase in bad debt expense of $139,000.

Interest expense was $754,000 in 1996 compared to $533,000 in 1995. This increase is attributable to the use of the factoring line of credit for a full year and an increase in borrowing by the parent to meet the cash needs while the Development subsidiary negotiated a long term third party financing for its project and interest expense of the Development subsidiary that had been capitalized during construction of the project.

The Company has an investment in shares of a publicly traded stock, Western Pacific Airlines. These securities are subject to a restriction on sale limiting the number of shares that can be sold by the Company during any quarter. As a result of a change in the securities rules covering restricted stock, this restriction should be lifted as of April 29, 1997 and the shares become free trading (see Note 3 to Consolidated Notes to the Financial Statements). The company realized a net gain of $387,000 on sale of a portion of this stock in 1995.

Performance Restaurants Group, Inc.

Revenues

Total revenues increased 5 % to $20,344,000 for 1996 compared to $19,357,000 for 1995. The increase in revenue is a result of the addition of two restaurants during part of the year. Same store sales for stores open at least one year did not increase or decrease significantly.

Stores closed during the year accounted for revenues of $1,734,000 and $2,115,000 during 1996 and 1995 respectively.

Cost and Expenses

Cost of sales, consisting of food and beverage cost, increased in 1996 to 28.5% of sales compared to 27.6% in 1995. This increase is partially attributable to a higher percentage of sales being food which has a higher cost than beverages.

The restaurant division recorded a loss from operations of $2,774,000 for 1996 as compared to a loss from operations of $166,000 for 1995. The loss is attributed to higher depreciation charges, increased advertising and for closure of the Las Vegas and San Ramon restaurants. In addition $360,000 is attributed to operating losses at the Las Vegas store (see Note #17 to Consolidated Financial Statements).

Carlos Murphy's

The Company purchased two Carlos Murphy's restaurants in August and December, 1996. These are a mid-priced family oriented Mexican Food restaurant. Both restaurants are located in San Diego, California.

The restaurants have not been part of the Company's operations long enough to contribute significantly to income. Some limited renovations have been made to the restaurants to add late night lounge business to the regular restaurant business.

Restaurant Outlook

The Company has made some changes to the menu at the Bobby McGee's restaurants which are aimed at increasing the per check average of sales. Initial results at test restaurants have been promising and the Company will expand the new menu throughout its operations over the next six months.

The Company plans on expansion throughout 1996 by acquiring operating restaurants that could be converted to one of its concepts; Bobby McGee's, McGee's Grill, or Carlos Murphy's; at minimal expense. The Company has the rights to Bobby McGee's and McGee's Grill nationwide except the state of Arizona, and to Carlos Murphy's for San Diego and Los Angeles, California and Maricopa County (Phoenix) Arizona.

The Company hopes that the new menu and additional stores will significantly add to revenues for 1997 and expects to be profitable by year end, however, there can be no assurance that the Company's strategy will be successful.

Performance Funding Corp. (Funding)

Gross Revenues for the year ended December 31, 1996 were $623,000 including an intercompany charge for interest to the Company which is eliminated in consolidation, as compared to $896,000 in 1995, a decrease of approximately 30%. The decrease was a result of increased competition from banks for customers resulting in a lowering of rates for factored accounts and directly from a reduction from in gross fees of non-performing customers. Funding has added new clients during the year, but none with the volume for years past.

Funding had a loss from continuing operations of $30,000 in 1996 as compared to net earnings before taxes of $676,000 in 1995. This has resulted from lower volume of business in 1996, increase of bad debt, and interest increase associated with the use of the line of credit for a full year in 1996 as compared to 5 months in 1995.

At  December  31,  1996,   funding  had   $1,270,000   invested  in  assets  and
approximately $1,556,000 earning fees compared to $1,697,000 and $2,070,000, respectively in 1995. The decline is based mainly on increased competition for quality customers.

Most major banks, in the past year or two, have established divisions which are allowed to finance somewhat higher risk companies. These are the companies
Funding seeks as clients. These are companies that almost qualify for conventional financing but may not have enough history or are experiencing fast paced growth. Funding cannot or will not compete with these divisions on interest rates. But Funding can and does compete by offering a close personal interest and understanding of the client's business. The ability to quickly respond to the client's changing financing needs has also been a good selling tool.

In July 1995, Funding obtained a line of credit from a financial institution in the amount of $2,000,000. This has allowed the Company to lessen its cash investment in Funding while providing capital for future growth. Under the agreement, the Company must maintain an equity position of $1,000,000. The line of credit expires in July 1997, and Funding is negotiating a reduced line of credit for the future. Management believes, but there can be no assurance, that the line of credit will be renewed in 1997.

Performance Development Corp. (Development)

Gross rent received for the year ending December 31, 1996, was approximately $1,142,000 compared to approximately $770,000 for 1995. Development recorded a net loss of approximately $153,000 for the year ended December 31, 1996, as compared to a loss of $30,000 for 1995. This loss includes a charge for intercompany interest that is eliminated in consolidation. The increase in the loss is attributable to certain expenses including interest that had been capitalized in prior years during construction of the project which are now operating expenses. The rental increase is primarily a result of the opening of the Hard Rock Cafe in 1995.

In November 1996, Development refinanced the property. The loan from a mortgage company was for $7,250,000 amortized over 25 years with a balloon payment due at the end of 7 years. Funds from the loan were used to payoff the mini-permanent loan, repay loans from the Company to Development and to meet certain expenses for the operation of the Plaza which were due.

One of the tenants has defaulted on its leases for restaurant space. A replacement tenant has signed a lease which will commence on or before January 1, 1998, at a lower base rent, but with percentage rent clauses.

The Company does not currently have the property listed with a broker for sale.

Ixtapa, Mexico

At the present time the Company has placed the property in Ixtapa, Mexico with a broker for sale. There are no future plans to develop this property.

Fabricaciones Metalicas Mexicanas, S.A. (FMMSA)

FMMSA had gross rental income of $384,000 for the year ended December 31, 1996 as compared to $524,000 for the year ending December 31, 1995. The decrease is a result of the sale of the subsidiary in July, 1996. Income from operations before income taxes for FMMSA was $219,000 in 1996 compared to $195,000 in 1995. The increase was a result of lower expenses due to completion of renovations at the property in 1995 (see Note #6 to Consolidated Financial Statements).

During 1996, the Company sold the stock it held in FMMSA for $1,000,000 plus a promissory note to the Company for $2 million dollars. The Company's net gain on sale was $1.2 million dollars (see Notes #4 and 6 to Consolidated Financial Statements).

Liquidity and Capital Resources

Short Term

The Company's cash and cash equivalents increased to $1,136,000 at December 31, 1996 from $411,000 in 1995. This increase is attributed mainly to the cash realized from the sale of the Mexican subsidiary and the release of cash from restricted accounts. Working Capital decreased significantly from $2,400,000 as of December 31, 1995 to $1,329,000 at December 1996. This decrease is primarily a result of a decrease in the value of securities available for sale during 1996.

The Funding line of credit expires in July 1997. The Company is negotiating for an extension of the line of credit at a reduced amount in keeping with its current outlook for the Funding division. Management believes but there can be no assurance that the line of credit will be extended.

The Company has securities available for sale in the market value of $727,000 as of December 31, 1996. Due to a change in the Rule 144 regarding Sale of Securities, a restriction on the sale of these securities on the open market will end on April 29, 1997.

Management believes that its short term cash requirements can be met with available cash and cash equivalents.

Long Term

The Development subsidiary obtained a long term loan on the property from a mortgage broker in 1996. The Company was repaid a portion of its loan to the subsidiary but is still owed approximately $1.0 Million dollars for loans to the subsidiary. The Company expects that the project will provide sufficient cash flow in 1998 to reduce this indebtedness.

The Restaurant division is expected to add several locations over the next several years. Expansion will be by purchasing operating restaurants that can be converted into one of the Company's concepts with minimal renovation and costs. The Company will only consider restaurants which will generate immediate revenues and where costs associated with conversion can be controlled. The Restaurant division is not looking to expand by opening new restaurants. The Restaurants division does not expect to incur material costs in purchasing new restaurants.

Restaurant expansion will be completed through cash on hand or by cash provided by operations. The Company will seek Seller financing where appropriate and available. It is not anticipated that the Company will need to borrow funds for expansion of the Restaurant subsidiary.

The Restaurant and Factoring divisions are poised to realize income during 1997. Management believes that, but there can be no assurance, that both will show significantly improved results from operations during the year.

The development subsidiary should meet all of its obligations without a material increase in the investment by the Company, although some costs associated with Lessee Improvements for a new restaurant tenant may be advanced. The Development is not expected to have positive cash flow until the restaurant tenant commences operation in 1998.

Inflation

Management does not believe that inflation will have a material effect on the results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditors' report on the Consolidated Financial Statements and Schedules listed in the accompanying index are filed as part of this report. See Index to Audited Consolidated Financial Statements and Schedules on page ___.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company as of December 31, 1996 were as follows:

Name                              Age          Position

Joe Hrudka                        58           Chief  Executive Officer

Edmund L. Fochtman, Jr. ((1))     59           President/Director

Allen L. Haire ((1))              54           Director

Jonathan Tratt ((1))              38           Director

James W. Brown ((2))              48           Chief Financial Officer/Director

Robert A. Cassalia                44           Secretary

All Directors are elected annually by the Company's shareholders and hold office until their successors are duly elected and qualified.

((1)) Member of the Audit Committee

((2)) Mr. Brown tendered his resignation as an officer and director of the company effective April 4, 1997.

Joe Hrudka is the founder and principal shareholder of the Company. Since 1981 he has served as the Chairman of the Board and a Director. Mr. Hrudka has served as Chief Executive Officer of the Company since November 1993. In 1964, Mr. Hrudka founded the original Mr. Gasket Company and served as Chairman of the Board and President until the Company was purchased by W.R. Grace in 1971. He was then employed as a Vice President of the Automotive Division of W.R. Grace from 1972 to 1974 and as a consultant to W.R. Grace during 1975 and 1976. From 1977 until the formation of the Company in 1981, Mr. Hrudka was a private investor. Mr. Hrudka had served as a director of Action Products, Inc., from 1987, and served as Secretary of Action Products, Inc., from October 1990 to May 1992. In November 1991, a receiver was appointed by the Maricopa County Superior Court, State of Arizona, to manage the assets of Action Products, Inc., at the request of a secured party. Action's assets were sold in May 1992 by the receiver. Mr. Hrudka has served as a Director of each of the subsidiaries since they have been formed.

Edmund L. Fochtman, Jr., has been President of the Company since May, 1993. He was an executive Vice President of the Company since January, 1992. He was Chairman of the Board of Directors and Chief Executive Officer of Action Products, Inc., a company engaged in manufacture and sale of fiberglass bodied mini-cars and sales of other promotional products from October 1986 until January 1992. From 1984 to 1986, Mr. Fochtman was a private investor. From 1976 to 1984, her served as Vice President of F.W. & Associates, Inc. In November 1991, a receiver was appointed by the Maricopa County Superior Court, State of Arizona, to manage the assets of Action Products, Inc., at the request of a secured party. Action's assets were sold in May 1992 by the receiver. Mr. Fochtman was elected a Director of the Company in June 1988 and as a director of each of the subsidiaries since 1993.

Allen L. Haire has been chairman and Chief Executive Officer of Enerco Technical Products, a manufacturer of gas-fired infra-red heating equipment, since July 1984. He was a manufacturer's representative from 1977 to 1984. Mr. Haire was elected a Director in June 1988.

Jonathan Tratt has been President and Director of Industrial Brokerage, Inc., an investment and commercial real estate brokerage company since 1992. Prior to 1992, Jonathan Tratt was a general investor and real estate agent in Phoenix, Arizona. Mr. Tratt was elected a director of the Company in May, 1993.

James W. Brown, a certified public accountant, has been Chief Financial Officer and Director since December 1993. From 1989 until joining the Company in May, 1993, Mr. Brown was CFO of RACAM Amusements Group. From 1985 to 1988 he was the Chief Operating Officer of American Educational Computers, Inc., a publicly traded software and video publisher. Prior to 1985 he was Vice President of

Finance of National Zinc Company, a primary metals manufacturer. Mr. Brown has served as a Director of the subsidiaries since 1993. Mr. Brown resigned as an officer and director effective April 4, 1997.

Robert A. Cassalia was hired by the Company as Assistant Secretary, in January of 1991. On May 4, 1993, he was elected Secretary. Before joining the Company Mr. Cassalia was General Counsel of Action Products, Inc., a manufacturer of fiberglass bodied mini-cars since October, 1986, he was in private practice in Phoenix, Arizona and Syracuse, New York.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein from the Company's proxy statement to be filed pursuant to Regulation 14(a) under the Securities Exchange Act of 1934, within 120 days from December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following tables sets forth the number and percentage of the outstanding shares of common stock beneficially owned as of March 29, 1996, by the only persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock.

Name and Address                            Number of Shares           Percent
of Beneficial Owner                         Beneficially Owned         of Class
-------------------                         ------------------         --------

Joe Hrudka
9716 N. 71st Street Paradise Valley, AZ 85253      1,689,241             69%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information contained in Note 19 to the Consolidated Financial Statements herein, which Information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES...AND REPORTS ON FORM 10-K

                  (1)      Index to Consolidated Financial Statements:

                           Independent Auditors' Reports

                           Consolidated Balance Sheets - December 31, 1996 and 1995

                           Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994

                           Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994

                           Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

                           Notes to Consolidated Financial Statements - Years ended December 31, 1996, 1995 and 1994

                  (2)      Index to Consolidated Financial Statement Schedules:

                           All schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Commission, or the required information is included in Notes to the Consolidated Financial Statements.

                  (3)      Exhibits:

Exhibit No.
-----------

2.1 Disclosure Statement and Plan of Reorganization filed on July 21, 1992 by the Official Creditors' Committee. Incorporated by reference to the Company's Report on Form 10- Q filed on August 12, 1992.

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

2.4 The Confirmed Joint Plan of Reorganization, approved by the United States Bankruptcy Court, Central District of California on April 21, 1993, as filed with the Company's report on Form 10-Q for the period ended March 31, 1993.

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

3.4               Revised  Code of  Regulations,  as  amended,  of the  Company.
                  Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K, dated March 29, 1988.

10.45 Asset purchase agreements relating to the sale of the Wheel and Tire business dated December 31, 1992 by and between Cragar Industries, Inc., and the Company. Incorporated by reference to the Company's report on Form 8-K filed on January 12, 1993.

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

10.49 Documents relating to its purchase of operating assets from Bobby McGee's USA, Inc., effective December 20, 1993, which were filed with the Company's report on Form 10-K for the period ended December 31, 1993, and are incorporated herein by reference.

10.50 The following documents relating to the purchase of the ground lease for 2671 E. Camelback Road, Phoenix, Arizona, effective December 30, 1993, as filed with the Company's report on Form 10-K for the year ended December 31, 1993, and are incorporated herein by reference:

10.51             Lease dated May 9, 1994,  by and between  Just for Feet,  Inc.
                  (Lessee) and Camelback Development L.C. (Lessor) dated May 9, 1994. Which were filed with the Company's report on form 10-K for the year ended December 31, 1994, and are incorprated herein by reference.

10.52 Lease dated June 30, 1994, by and between Blockbuster Music Retail, Inc. (Lessee) and Camelback Plaza Development, L.C. (Lessor). Which were filed with the Company's report on form 10-K for the year ended December 31, 1994, and are incorprated herein by reference.

10.53 Lease dated January 17, 1995 by and between Restaurants of America, Inc. (Lessee) and Camelback Plaza Development, L.C. (Lessor). Which were filed with the Company's report on form 10-K for the year ended December 31, 1995, and are incorprated herein by reference.

10.54 Design Build Lease Agreement dated December 18, 1992, by and between Hard Rock Cafe Investors, Ltd., XIV (Lessee) and Imprimis Partners II (Lessor) and amendment thereto dated September 26, 1995. Which were filed with the Company's report on form 10-K for the year ended December 31, 1995, and are incorprated herein by reference.

10.55 Offer to purchase Buster's Restaurant, Bar and Grill dated February 25, 1995, including a first assignment and Assumption of Lease and landlord's consent dated March 15, 1995, by and between Mercado Del Lago, L.L.C., Buster's & Company, Inc. and Performance Restaurants Group, Inc., and lease dated the 20th of November 1989 by and between Mercado Project Group, Inc., and lease dated the 20th of November 1989 by and between Mercado Project Limited (Lessor) and Buster's & Company, Inc. (Lessee), and Bill of Sales dated March 15, 1995. Which were filed with the Company's report on form 10-K for the year ended December 31, 1995, and are incorprated herein by reference.

10.56 Documents from the Caliber Bank loan dated June 24, 1994, as amended September 21, 1994. Which were filed with the Company's report on form 10-K for the year ended December 31, 1995, and are incorprated herein by reference.


                           -        Restaurant  Phase  Construction   Agreement,
                                    dated June 24, 1994.

                           -        Restaurant Phase Promissory Note.

                           -        Irrevocable Letter of Credit - $1,900,000.

                           -        Environmental Indemnification Agreement.

                           - Amendment to Restaurant Phase Construction Loan Agreement, Restaurant Phase Promissory Note, and Restaurant Phase Deed of Trust, dated September 21, 1994.

                           -        Restaurant Phase Leasehold Construction Deed
                                    of  Trust  and   Security   Agreement   with
                                    Assignment of Rents and Fixtures Filing.

                           -        Assignment of Hard Rock Cafe Lease.

                           - Retail Phase Construction Loan Agreement, dated June 24, 1994.

                           -        Retail Phase Promissory Note.

                           - Amendment to Retail Phase Construction Loan Agreement, Retail Phase Promissory note, and Retail Phase Deed of Trust, dated September 21, 1994.

                           - Retail Phase Leasehold Construction Deed of Trust and Security Agreement with Assignment of Rents and Fixtures Filing.

                           -        Assignment of Retail Leases.

10.57 Line of Credit Agreement dated July 19, 1995, by and between Performance Funding Corp. and Capital Factors, Inc., and Guarantee of Performance Industries, Inc. Which were filed with the Company's report on form 10-K for the year ended December 31, 1995, and are incorprated herein by reference.

10.58 Lease dated September 1, 1995, between Performance Restaurants of Nevada, Inc. and 1030 East Flamingo, L.L.C. Which were filed with the Company's report on form 10-K for the year ended December 31, 1995, and are incorprated herein by reference.

10.59 Second Amendment to Retail Phase Construction Loan Agreement dated October 31, 1995 by and between Camelback Plaza Development, L.C. and Norwest Bank. Which were filed with the Company's report on form 10-K for the year ended December 31, 1995, and are incorprated herein by reference.

10.60 Tenth Amendment to Restaurant Phase Construction Loan Agreement dated October 31, 1995, by and between Camelback Plaza Development, L.C. and Norwest Bank. Which were filed with the Company's report on form 10-K for the year ended December 31, 1995, and are incorprated herein by reference.

10.61 Cash Collateral Agreement by and between Performance Industries, Inc., and Norwest Bank dated October 31, 1995. Which were filed with the Company's report on form 10-K for the year ended December 31, 1995, and are incorprated herein by reference.

10.62 Promissory Note, Deed of Trusts, Assignment of Lease and Rents by and between the Camelback Plaza Development L.C. and Boston Capital Mortgage dated as of November 1, 1996 for the sum of $7,250,000 on the property of the subsidiary at 2621 E. Camelback Rd., Phoenix, AZ.

10.63 Stock Purchase Agreement, dated February 28, 1996, Letter Amendment there to dated March 20, 1996, Letter Amendment there to dated July 15, 1996, and Deposit Escrow Agreement between Markwood L.L.C. as Buyer and the Company as seller of stock in its wholly owned subsidiary Fabricaciones Metalicas Mexicanas - S.A.

22. Subsidiaries of the Registrant. Which were filed with the Company's report on form 10-K for the year ended December 31, 1995, and are incorprated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 14, 1997                      Performance Industries, Inc.

                                             By: /s/ Edmund L. Fochtman, Jr.
                                             Edmund L. Fochtman, Jr.
                                             President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of March, 1996, by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Joe Hrudka                            Chairman of the Board and Director
Joe Hrudka                                (Chief Executive Officer)

/s/ Edmund L. Fochtman, Jr.               President and Director
Edmund L. Fochtman, Jr.

/s/ Allen L. Haire                                 Director
Allen L. Haire

/s/ Jonathan Tratt                                 Director
Jonathan Tratt

/s/ James W. Brown                        Chief Financial Officer and Director
James W. Brown                            (principal Accounting Officer)

/s/ Robert A. Cassalia                    Secretary
Robert A. Cassalia

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                    CONTENTS

                                                               Page

Independent auditor's report                                   21

Consolidated financial statements:

         Balance sheets                                        22

         Statements of operations                              23

         Statements of shareholders' equity                    24

         Statements of cash flow                               25 - 26

         Notes to financial statements                         27 - 48

Board of Directors and Shareholders
Performance Industries, Inc.
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

              We have audited the accompanying consolidated balance sheets of Performance Industries, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




TOBACK CPAs, P.C.
Phoenix, Arizona
March 26, 1997

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                           DECEMBER 31, 1996 AND 1995


                                                       ASSETS
                                                                                          1996           1995
                                                                                    --------------  -------------
Current assets:
    Cash and cash equivalents                                                       $        1,136  $         411
    Restricted cash (Note 2)                                                                   409          1,267
    Securities available for sale (Note 3)                                                     727          1,783
    Accounts and other receivables, less allowance for
       doubtful accounts of $25 and $25, respectively (Note 5)                                 503            416
    Current portion of receivables from sale of businesses,
       net of allowance (Notes 4 and 5)                                                      1,356            480
    Factored accounts receivable, net of allowance for
       doubtful accounts of $417 and $201, respectively (Notes 5 and 9)                      1,139          1,868
    Inventories                                                                                328            293
    Prepaid expenses and other current assets                                                  192            322
    Other assets held for sale                                                                 206            212
                                                                                    --------------  -------------
           Total current assets                                                              5,996          7,052

Receivables from sale of businesses, less current portion,
    net of allowance (Notes 4 and 5)                                                           119            520
Investment in real estate (Notes 6 and 9)                                                    9,481         11,073
Deferred income taxes (Note 13)                                                              1,460          1,734
Property and equipment (Notes 7 and 9)                                                       3,084          3,578
Other assets (Notes 8 and 9)                                                                 1,831            921
                                                                                    --------------  -------------
           Total assets                                                             $       21,971  $      24,878
                                                                                    ==============  =============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations (Note 9)        $          547  $         594
    Accounts payable                                                                         1,000          1,260
    Accrued employment costs                                                                   491            288
    Accrued expenses and other current liabilities (Note 10)                                 1,339          1,366
    Factored receivables reserve                                                               286            390
    Liabilities subject to compromise (Note 11)                                                754            754
    Foreign tax liability                                                                      250              -
                                                                                    --------------  ------------
           Total current liabilities                                                         4,667          4,652

Long-term debt and capital lease obligations, less current portion (Note 9)                  8,403          6,751
Commitments and contingencies (Notes 12, 18, 19 and 20)
Minority interest (Notes 6, 12 and 19)                                                         371            414
Shareholders' equity:
    Preferred stock, par value $1.00 per share; authorized
       100,000 shares; none issued                                                               -              -
    Common stock, no par value; authorized 5,000,000
       shares; issued 3,157,332 shares; outstanding 2,481,264
           and 2,489,530, respectively (Notes 15 and 16)                                    31,202         31,202
    Accumulated deficit                                                                    (20,139)       (16,416)
    Unrealized holding gains on securities available for sale,
        net of income taxes (Note 3)                                                           443          1,226
                                                                                    --------------  -------------
                                                                                            11,506         16,012
    Treasury stock at cost (Note 16)                                                        (2,976)        (2,951)
                                                                                    --------------  -------------
       Total shareholders' equity                                                            8,530         13,061
                                                                                    --------------  -------------
           Total liabilities and shareholders' equity                               $       21,971  $      24,878
                                                                                    ==============  =============

                     The accompanying notes are an integral
               part of these consolidated financial statements.               22

                          PERFORMANCE INDUSTRIES, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                          1996           1995            1994
                                                                      -------------  --------------  ------------
Revenues                                                              $      22,407  $       21,598 $      19,004

Cost of revenues                                                            (20,715)        (19,403)      (16,356)
Selling, general and administrative expenses (Note 21)                       (3,465)         (2,841)       (3,500)
Interest expense                                                               (754)           (533)          (18)
Other income (expenses), net                                                    132           1,012           420
Gain on sale of subsidiary (Note 6)                                           1,224               -             -
Loss on closure of restaurants (Note 17)                                     (1,795)              -             -
                                                                      -------------  -------------- -------------

Loss from continuing operations
    before income taxes                                                      (2,966)           (167)         (450)

Income tax (expense) benefit (Note 13)                                         (800)             21           161
                                                                      -------------- -------------- -------------

Loss from continuing operations before minority interest                     (3,766)           (146)         (289)

Minority interest in loss from subsidiary                                        43               2             -
                                                                      -------------  -------------- -------------

Loss from continuing operations                                              (3,723)           (144)         (289)

Income from discontinued operations (Note 14)                                     -             438           724
                                                                      -------------  -------------- -------------

Net (loss) income                                                     $      (3,723) $          294 $         435
                                                                      =============  ============== =============

Income (loss) per common share:
    Continuing operations                                             $      (1.50)           (.06) $        (.12)
    Discontinued operations                                                      -             .18            .29
                                                                      ------------   -------------  -------------

Net income (loss) per common share                                    $      (1.50)  $         .12  $         .17
                                                                      ============   =============  =============

Average number of shares outstanding                                     2,486,086       2,489,530      2,458,280
                                                                      ============   =============  =============

                     The accompanying notes are an integral
               part of these consolidated financial statements.               23

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   Common                 Treasury                        Unrealized
                                                   Stock                   Stock                         holding gains
                                            ---------------------   ---------------------                on securities
                                                         Number                    Number    Accumulated  available for
                                              Amount    of shares    Amount      of shares     Deficit        sale
                                            ---------   ---------   ---------    ---------    ---------    ---------
Balance, January 1, 1994                    $  31,202   3,157,332   $  (1,233)      89,939    $ (17,145)   $    --
   Net income                                    --          --          --           --            435         --
   Treasury stock purchased                      --          --        (1,765)     609,113         --           --
                                            ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1994                     31,202   3,157,332      (2,998)     699,052      (16,710)        --
   Net income                                    --          --          --           --            294         --
   Adjustment to treasury stock purchased        --          --            47      (31,250)        --           --
   Holding gain on securities available
       for sale, net of income taxes             --          --          --           --           --          1,226
                                            ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1995                     31,202   3,157,332      (2,951)     667,802      (16,416)       1,226
   Net loss                                      --          --          --           --         (3,723)        --
   Treasury stock purchased                      --          --           (25)       8,266         --           --
   Holding loss on securities
   available for sale, net of
   income taxes (Note 3)                         --          --          --           --           --           (783)
                                            ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1996                  $  31,202   3,157,332   $  (2,976)     676,068    $ (20,139)   $     443
                                            =========   =========   =========    =========    =========    =========

See Note 16 regarding a one-for-four reverse stock split which occurred in 1996.
                     The accompanying notes are an integral
               part of these consolidated financial statements.              24

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                     1996             1995              1994
                                                                ---------------  --------------   ---------------
Cash flows from operating activities:
    Net income (loss)                                           $        (3,723) $          294   $           435
    Adjustments to reconcile net income (loss) to net
      cash (used in) provided by operating activities:
         Depreciation                                                     1,020             788               348
         Gain on sale of securities available for sale                        -            (343)                -
         Loss on settlement of receivables from sale of
           business                                                          99               -                 -
         Loss on disposal of restaurants                                  1,795               -                 -
         Gain on sale of Mexican subsidiary                              (1,219)              -                 -
         Minority interest in loss from subsidiary                          (43)             (2)                -
         Adjustments and changes in estimates for
           receivables related to previously
           discontinued businesses                                            -            (480)           (1,225)
         (Gain) loss on sale of property and equipment                       70               -               (93)
         Provision for allowance for doubtful accounts                      408             133               113
         Changes in:
           Accounts receivable                                              (86)            (62)              258
           Factored accounts receivable, net of reserve                     276           1,836            (3,310)
           Refundable income taxes                                            -               -               100
           Inventories                                                       (6)            (17)              (35)
           Prepaid expenses and other current assets                       (305)           (121)              114
           Other assets held for sale                                         -              19                 -
           Other assets                                                    (321)            (94)               57
           Accounts payable                                                (260)           (214)              366
           Foreign tax liability                                            250               -                 -
           Other current liabilities, net                                   205          (1,450)           (1,408)
           Deferred income taxes                                            548               3               317
                                                                ---------------  --------------   ---------------
             Net cash (used in)
                provided by operating activities                         (1,292)            290            (3,963)
                                                                --------------- ---------------   ---------------

                     The accompanying notes are an integral
               part of these consolidated financial statements.              25

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                     1996             1995              1994
                                                                ---------------  --------------   ---------------
Cash flows from investing activities:
    Changes in restricted cash                                  $         1,358  $        1,633   $        (2,900)
    Payments received on receivables from sale
      of businesses                                                       1,305             709             4,153
    Proceeds from sale of securities available for sale                       -             387                 -
    Investment in real estate                                              (283)         (3,250)           (3,684)
    Purchase of property and equipment                                   (1,486)           (960)           (1,666)
    Net proceeds from sale of:
      Mexican subsidiary                                                    837               -                 -
      Property and equipment                                                147               -             2,206
      Other assets held for sale                                              6               -                34
    Payment for purchase of restaurant assets                              (240)           (450)                -
    Investment in preferred stock                                          (120)              -                 -
    Loan to officer                                                        (150)              -                 -
    Repayment of officer loan                                               150               -                 -
    Other, net                                                             (192)             (5)             (250)
                                                                ---------------  --------------   ---------------
           Net cash provided by (used in)
             investing activities                                         1,332          (1,936)           (2,107)
                                                                ---------------  --------------   ---------------

Cash flows from financing activities:
    Proceeds from borrowings                                              2,659           1,115             4,151
    Repayments of borrowings                                             (1,949)           (247)             (185)
    Changes in treasury stock                                               (25)             47            (1,765)
                                                                ---------------  --------------   ---------------
           Net cash provided by
              financing activities                                          685             915             2,201
                                                                ---------------  --------------   ---------------

Net increase (decrease) in cash and cash equivalents                        725            (731)           (3,869)

Cash and cash equivalents, beginning of year                                411           1,142             5,011
                                                                ---------------  --------------   ---------------

Cash and cash equivalents, end of year                          $         1,136  $          411   $         1,142
                                                                ===============  ==============   ===============


      Supplemental Disclosure of Noncash Investing and Financing Activities

See  notes  to  financial   statements  for  noncash   investing  and  financing
activities.

                     The accompanying notes are an integral
               part of these consolidated financial statements.              26

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1.   Organization and summary of significant accounting policies:

      Business:

      Performance Industries, Inc. has three primary subsidiaries:

           o Performance Restaurants Group, Inc. (restaurant operations)
           o Performance Funding Corp. (receivable factoring)
           o Performance Camelback Development Corp. (real estate operations)

      These subsidiaries conduct business primarily in Arizona and California.

      Prior to 1994, Performance Industries, Inc. operated in the general and specialty automotive parts and accessory businesses as Mr. Gasket Company. During 1993, the Company completed the disposition of those operations. Any gains, losses or activity related to these operations have been accounted for as income from discontinued operations.

      Performance Camelback Development Corp. has a 72% ownership interest in Camelback Plaza Development Corp., L.L.C., an Arizona limited liability company.

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

      The carrying amount of long-term debt approximates fair value because the interest rates on debt are comparable to current market rates on debt with similar terms.

                          PERFORMANCE INDUSTRIES , INC.

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

      The Company's significant estimates relate to the realizability of certain receivables, valuation of net deferred tax assets, estimates of liabilities subject to compromise, and certain litigation contingencies.

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

      Restaurant equipment available for sale:

      Restaurant equipment available for sale represents assets removed from closed restaurants and is reported at the lower of carrying amount or fair value less costs of disposal.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1.    Organization and summary of significant accounting policies, continued:

      Securities available for sale:

      Securities available for sale are reported at fair value. Unrealized holding gains, net of income tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

      Gains and losses on the sale of securities available for sale are determined using the specific identification method.

      Fair values for securities available for sale are determined using quoted market prices.

      Income taxes:

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax benefit (expense) is the tax receivable (payable) for the period and the change during the period in deferred tax assets and liabilities excluding the tax effect on unrealized holding gains on securities available for sale.

      Factoring operations:

      The Company recognizes fees based upon a percentage of the gross factored receivables. The Company makes advances of up to 80% of the face amount of factored receivables. The remaining balance is held as a reserve for fees and charge-backs for uncollected receivables. Management's policy is to obtain a security interest in all borrowers' receivables and obtain personal guarantees, when deemed necessary.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1.    Organization and summary of significant accounting policies, continued:

      Investment in real estate:

         Rental real estate:

        Rental real estate is stated at cost, which principally represents land lease costs, capitalized carrying costs, offsite improvements and building construction costs. Rental real estate is being depreciated using the straight-line method over the estimated useful life of the properties of approximately 35 years.

        Rental income is recognized on the straight-line basis over the life of the related leases. Lease incentives are recognized as reductions of rental income over the terms of the related leases.

        Undeveloped real estate:

      Undeveloped real estate represents the cost of certain real estate held for future development or sale.

      Income (loss) per common share:

      Income (loss) per common share is based upon the weighted average number of shares outstanding. The assumed exercise of employee stock options does not result in material dilution.

      Reclassifications:

      Certain reclassifications have been made to the financial statements for 1995 and 1994 to conform to the financial statement classifications for 1996.

 2.   Restricted cash:

      In November 1996, the Company entered into an agreement with the minority shareholders in the Camelback Plaza Development, L.C. (see Note 19). The agreement contains a provision that restricts the use of a portion of the proceeds from the refinancing of the real estate project. The cash is to be used to fund operating expenses and shortfalls of the project, if necessary.

      The restrictions are partially released on February 1, 1997 and entirely released on April 1, 1997.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



 3.   Securities available for sale:

      During 1995, the Company  implemented SFAS No. 115, Accounting for Certain
         Investments in Debt and Equity Securities, related to the Company's investment in certain equity securities.

      In 1995, a portion of the securities became marketable as a result of a public stock offering, and were sold for a gain of approximately $343,000. The remaining securities became available for sale in May, 1996 subject to certain SEC limitations. As a result, the Company considers its investments in marketable equity securities to be available for sale as of December 31, 1996.

      At December 31, 1996, the aggregate fair value of securities available for sale was approximately $727,000, with unrealized holding gains of $516,000 and a cost basis of $211,000.

      Unrealized holding gains decreased in 1996 by $783,000, net of income taxes of approximately $274,000.

4.    Receivables from sale of businesses:

      Receivables  from  sale  of  businesses   consist  of  the  following  (in
         thousands):

                                                                1996     1995
                                                               ------   ------

        Note  receivable,   interest  at  10%,  principal  and
           interest  payments due in monthly  installments  of
           approximately   $120,000  through  January,   1998,
           secured by stock of former Mexican  subsidiary (See
           Note 6)                                              1,475       -

        Note receivable,  former employee,  interest at 12.5%,
           principal  and  interest  payments  due in  monthly
           installments of approximately  $6,600 through July,
           1998,  unsecured.  During 1996 the former  employee
           stopped  making  payments on the note.  The note is
           fully  allowed for in the  allowance  for  doubtful
           accounts as of December 31, 1996.                      123      126

        Notes settled during 1996                                   -    1,154
                                                               ------   ------
                                                                1,598    1,280
        Less allowance for doubtful accounts                     (123)    (280)
                                                               ------   ------
                                                               $1,475   $1,000
                                                               ======   ======

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.    Receivables from sale of businesses:

      Approximate future maturities of receivables from sale of businesses at December 31, 1996 are as follows (in thousands):

             1997                              $         1,433
             1998                                          165

 5.   Allowances for doubtful accounts:

      The changes in allowances for doubtful accounts are as follows (in thousands):

                                                                    1996             1995              1994
                                                                ------------     ------------     ---------
         Balance at beginning of year                           $        506     $      1,016     $      4,186
         Additions charged to cost and expenses                          408              133              113
         Reduction of estimated allowances from
           discontinued operations                                         -             (480)          (1,225)
         Accounts written off                                           (349)            (163)          (2,058)
                                                                ------------     ------------     ------------

         Balance at end of year                                 $        565     $        506     $      1,016
                                                                ============     ============     ============

      The allowances for doubtful accounts include allowances for accounts and other receivables, receivables from sale of business, and factored accounts receivable.

6.    Investment in real estate:

      Investment in real estate  included in the 1996 and 1995 balance sheets is as follows:
                                              1996                 1995
                                        -----------------    ----------------
         Rental real estate                    $    8,742    $         10,980
         Less accumulated depreciation               (430)             (1,076)
                                        -----------------    ----------------
                                                    8,312               9,904

         Undeveloped real estate                    1,169               1,169
                                        -----------------    ----------------

                                        $           9,481    $         11,073
                                        =================    ================

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6.    Investment in real estate, continued:

         Summaries  of  real  estate   transactions   and  related   accumulated
          depreciation are as follows (in thousands):

         Real estate:

                                                1996                 1995
                                          -----------------    ----------------
         Balance at beginning of year     $          12,149    $          8,435
                                          -----------------    ----------------
           Additions during the year:                                         -
             Construction costs                           -               3,663
             Ground lease fees                           99                   -
             Tenant improvements                        291                   -
             Other                                        -                  51
                                          -----------------    ----------------
                Total additions                         390               3,714
                                          -----------------    ----------------

           Reductions during the year:
             Cost of real estate sold                (2,619)                  -
             Other                                       (9)                  -
                                          -----------------    ----------------
                Total reductions                     (2,628)                  -
                                          -----------------    ----------------
         Balance at end of year           $           9,911    $         12,149
                                          =================    ================

         Accumulated depreciation:              1996                 1995                1994
                                          -----------------    ----------------    ----------------
         Balance at beginning of year     $           1,076    $            862    $            887
           Additions during the year:
             Depreciation                               320                 214                  68

           Reductions during the year:
             Disposals                                 (966)                  -                 (93)
                                          -----------------    ----------------    ----------------
         Balance at end of year           $             430    $          1,076    $            862
                                          =================    ================    ================

      The Company's real estate subsidiary owns a retail and restaurant project in Phoenix, Arizona. The subsidiary completed the project in 1995. The subsidiary has entered into lease agreements with the various tenants of the project (see Note 12).

      During  1996,  the  Company  sold  its  stock in its  Mexican  subsidiary,
         Fabricaciones Metalicas Mexicanas, S. A. (FMMSA). The total sales price for the shares was $3,000,000, including $1,000,000 in cash and a note receivable of $2,000,000 (See Note 4). The significant assets disposed of by the Company for which the subsidiary held an ownership interest included rental real estate with a carrying value of approximately $1,500,000. The gain on the sale, net of selling costs, was approximately $1,200,000 for 1996.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6.    Investment in real estate, continued:

      FMMSA had gross rental revenues of approximately $524,000 and $544,000 and net income of approximately $195,000 and $20,000 for the years ending December 31, 1995 and 1994, respectively. For the seven months prior to the sale in 1996, FMMSA had gross rental revenue of approximately $384,000 and income from operations before income taxes of approximately $219,000.

 7.   Property and equipment:

      The components of property and equipment consist of the following (in thousands):

                                                                                      1996              1995
                                                                                 --------------   ---------------
           Machinery and equipment                                               $        1,315   $         1,222
           Furniture and fixtures                                                           678               684
           Transportation equipment                                                         400               493
           Leasehold improvements                                                         1,783             1,958
           Equipment held under capital leases                                              219               134
                                                                                 --------------   ---------------
                                                                                          4,395             4,491
           Less accumulated depreciation                                                 (1,311)             (913)
                                                                                 ---------------  ---------------
                                                                                 $        3,084   $         3,578
                                                                                 ==============   ===============

8.    Other assets:
      Other assets consist of the following (in thousands):

                                                                                      1996              1995
                                                                                 --------------   ---------------
           Deposits and other                                                    $          309   $           232
           Investment in preferred stock                                                    120                 -
           Lease incentives, net of accumulated
             amortization of $9                                                             117                 -
           Liquor licenses                                                                  191               183
           Loan acquisition costs, net of accumulated
             amortization of $87 and $26, respectively                                      360                79
           Restaurant small wares                                                           404               425
           Restaurant equipment available for sale                                          330                 2
                                                                                 --------------   ---------------
                                                                                 $        1,831   $           921
                                                                                 ==============   ===============

      During 1996, the Company invested $120,000 in the preferred stock of a closely held regional airline. There currently is no public market for the preferred stock. The investment is recorded at cost.

      Loan acquisition costs are being amortized over the 84 month term of the debt and are shown net of accumulated amortization.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



 9.   Long-term debt and capital lease obligations:
      Long-term debt and capital lease obligations consist of the following (in thousands):

                                                                                                 1996               1995
                                                                                           ---------------    --------------
        Note payable, limited partnership, non-recourse, with interest at 8.86%, principal and interest due in monthly  installments of approximately
            $60,000 with a final balloon payment of approximately $6,500,000 due
            November, 2003, secured by rental real estate.                                 $         7,243    $            -

        Note payable,  Mexican  corporation, with interest at prime plus 3-7/8%, with  monthly  principal  payments of $6,000 plus  interest  through
            December, 2006, secured by undeveloped real estate.                                        720               792

        Unsecured note payable,  State of California,  with interest at 6%, with monthly  principal  payments of $25,000 plus interest  through June,
            1999                                                                                       750             1,050

        Revolving line of credit,  finance company,  allows for advances up to $
            2,000,000,  with  interest at prime plus 4% (12.25% at December  31,
            1996),  payable monthly,  maturing July,  1997,  secured by factored receivables  and a personal  guarantee  of the  Company's  principal
            shareholder.                                                                                 -               367

        Note payable, unrelated corporation, with interest at 10%, principal and interest due April,  1997,  secured by  restaurant  assets and other
            assets held for sale                                                                        50                 -

        Capital lease obligations (Note 12)                                                            187               130

        Notes paid in full during 1996                                                                   -             5,006

                                                                                           ---------------    --------------
                                                                                                     8,950             7,345
        Less current portion                                                                          (547)             (594)
                                                                                           ---------------    --------------
                                                                                           $         8,403    $        6,751
                                                                                           ===============    ==============

      Cash paid for interest was approximately $818,000, $700,000, and $70,000 during 1996, 1995 and 1994, respectively.

      Approximately $273,000 of interest costs were capitalized as construction period interest on the real estate project during 1995.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9.    Long-term debt and capital lease obligations:

      Approximate future  maturities of long-term debt,  excluding capital lease obligations, for the next five years as of December 31, 1996 are as follows (in thousands):
            1997                     $505
            1998                      463
            1999                      321
            2000                      181
            2001                      191

10. Accrued expenses and other current liabilities:

      At December 31, 1996 and 1995, the components of accrued expenses and other current liabilities consist of the following (in thousands):

                                                                                      1996              1995
                                                                                 --------------   ---------------
            Gift certificates and advance
               customer deposits                                                 $           86   $            83
            Litigation settlements and estimated claims (Note 18)                           619                60
            Product liability costs                                                          85               350
            Reserve for environmental remediation
               and property restoration                                                       -               261
            Sales taxes payable                                                             133               156
            Deferred rental income                                                            -               150
            Other accruals                                                                  416               306
                                                                                 --------------   ---------------

                                                                                 $        1,339   $         1,366
                                                                                 ==============   ===============

11. Liabilities subject to compromise:

      From April 21, 1991  through  May 4, 1993,  Performance  Industries,  Inc.
         (formerly Mr. Gasket Company) operated as debtor-in-possession under the supervision of the Bankruptcy Court. In Chapter 11, the shareholders' interests and substantially all liabilities as of the filing date were subject to compromise.

      Additions or deletions to the claims (liabilities subject to compromise) may arise from the determination by the Bankruptcy Court or agreement by parties in interest of allowed claims for contingencies and disputed collateral and amounts. The Company is in the process of negotiating settlements of the final claims outstanding. Liabilities subject to compromise consist primarily of environmental remediation and tax liabilities.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12. Leases:

      As lessee:
      ----------

      The Company's restaurant  subsidiary leases ten restaurant locations under operating leases including one restaurant location which closed prior to year end. These leases expire at various dates through 2010 and require aggregate annual payments of approximately $1,400,000. The leases also contain provisions for contingent rental payments ranging from 5% to 9% of sales. During 1996 and 1995, the restaurants incurred contingent rentals of approximately $358,000 and $332,000, respectively.

      The Company's restaurant subsidiary also leases certain equipment under capital leases. The leases require aggregate monthly payments of approximately $4,600 through May, 2001.

      The Company's real estate subsidiary leases land under an operating lease.
         The lease requires annual payments of approximately $200,000 through 2052.

      The Company and its subsidiaries also lease their office space and two warehouse facilities under operating leases. These leases require aggregate monthly payments of approximately $15,000 and expire at various dates through 1997.

      Future minimum lease payments for capital leases and noncancellable operating leases as of December 31, 1996 are as follows (in thousands):

                                                   Capital        Operating
                                                   leases          leases
                                                 ------------   -------------
            1997                                 $         56   $       1,704
            1998                                           56           1,621
            1999                                           56           1,506
            2000                                           47           1,381
            2001                                            9           1,359
          Thereafter                                        -          14,932
                                                 ------------   -------------

                                                          224   $      22,503
                                                                =============
          Less amount representing interest               (37)
                                                 ------------

          Present value of future minimum lease
            payments on capital leases           $        187
                                                 ============

      Rent expense for operating leases was approximately $1,818,000, $1,723,000 and $1,398,000 for 1996, 1995 and 1994, respectively.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12. Leases, continued:

      As lessor:
      ----------

      The Company's real estate subsidiary has entered into operating leases for its rental real estate with four primary tenants. The leases call for aggregate monthly rental payments of approximately $78,000. The leases are for periods of 5 to 25 years and include rent escalation clauses every 3 to 5 years tied to the consumer price index. Certain leases also include percentage rent charges based on gross revenues of the tenants.

      Aggregate minimum future rentals under the lease agreements as of December
         31, 1996 are as follows (in thousands):

             1997                                                   932
             1998                                                   932
             1999                                                   942
             2000                                                 1,036
             2001                                                 1,086
           Thereafter                                            12,654
                                                         --------------
                                                         $       17,582
                                                         ==============

      Percentage rental income earned was approximately $173,000 and $80,000 for 1996 and 1995, respectively. There was no percentage rental income earned in 1994.

13. Income taxes:

      The Company adopted Statement of Financial  Accounting  Standards No. 109,
         Accounting for Income Taxes as of January 1, 1994. There was no cumulative effect on prior years from the change in accounting for income taxes.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



13. Income taxes, continued:

      The provision for income taxes expense consists of the following (in thousands):

                                                                     1996             1995              1994
                                                                ---------------  --------------   ---------------
         Federal:
           Current                                              $             -  $            -   $             -
           Deferred                                                        (548)             (3)             (317)
         Foreign                                                           (250)            (16)              (23)
         State and local                                                     (2)             (2)                -
                                                                ---------------- --------------   ---------------

                                                                $          (800) $          (21)  $          (340)
                                                                ================ ==============   ===============
         Allocated to:
           Continuing operations                                $          (800) $           21   $           161
           Discontinued operations                                            -             (42)             (501)
                                                                ---------------  --------------   ---------------

                                                                $          (800) $          (21)  $          (340)
                                                                ================ ==============   ===============

      Foreign income taxes represent an estimate of the Mexican income tax on the sale of the Company's Mexican subsidiary.

      The following is a reconciliation between the income tax (expense) benefit from continuing operations and income taxes calculated at the statutory federal income tax rate of 34% for continuing operations (in thousands):

                                                                         1996             1995           1994
                                                                     -------------   -------------  -------------
           Income tax benefit at statutory rate                      $       1,008   $          58  $         158
           Foreign and state income taxes                                     (252)            (18)           (23)
           Tax effect of change in valuation
             allowance on deferred tax assets                               (1,556)            (25)            26
           Other                                                                 -               6              -
                                                                     -------------   -------------  -------------

           Income tax (expense) benefit from
             continuing operations                                   $        (800)  $          21  $         161
                                                                     =============   =============  =============

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



13. Income taxes, continued:

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carry forwards. Significant components of the Company's net deferred tax assets consist of the following (in thousands):

                                                                                      1996              1995
                                                                                ---------------   ---------------
           Current deferred tax assets (liabilities):
             Reserves not currently deductible                                  $           332   $           552
             Unrealized holding gain on investment                                          (72)             (346)
             Valuation allowance                                                           (260)             (206)
                                                                                ----------------  ---------------
                Net current deferred tax asset                                  $             -   $             -
                                                                                ===============   ===============

           Non-current deferred tax assets (liabilities):
             Difference between book and tax bases of assets                    $           255   $          (144)
             Capital loss and contribution carryforwards                                     24                 9
             Net operating loss carryforwards                                             9,477             8,662
             General business credit carryforwards                                          414               444
                                                                                ---------------   ---------------
                                                                                         10,170             8,971
             Valuation allowance                                                         (8,710)           (7,237)
                                                                                ----------------  ---------------
                Net non-current deferred tax asset                              $         1,460   $         1,734
                                                                                ===============   ===============

      The deferred income tax liability related to unrealized holding gains on securities available for sale decreased by $274,000 during 1996 as a result of a decrease in the unrealized holding gain during 1996.

      The Company has recorded a net deferred tax asset as of December 31, 1996, of $1,460,000 primarily reflecting the benefit of net operating loss carryforwards. Realization is dependent upon generating sufficient taxable income prior to the expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



13. Income taxes, continued:

      The Company has available at December 31, 1996, federal net operating loss carryforwards and unused general business credits, which may provide future tax benefits as follows (in thousands):
                                            Unused            Unused federal
                                          federal net            general
                       Year of          operating loss           business
                     expiration          carryforwards            credits
                --------------------   -----------------     ----------------
                        1997           $               -     $            318
                        1998                           -                    -
                        2003                           -                   37
                        2005                       2,585                    -
                        2006                       3,866                    -
                        2007                       7,015                    -
                        2008                       2,997                    -
                        2009                       3,257                   29
                        2010                       1,862                   30
                        2011                       3,790                    -
                                       -----------------     ----------------

                                       $          25,372     $            414
                                       =================     ================

      The Company has net operating carryforwards for state income tax purposes of approximately $14,000,000 which expire through 2001.

14. Discontinued operations:

      Income from discontinued operations consists of adjustments for estimated allowances and reserves on receivables and liabilities of previously discontinued business segments, net of income taxes.

15. Stock option plans:

      The Company has a stock option plan which provides for a maximum of 500,000 shares of common stock that may be issued to employees, directors, or consultants of the Company and its subsidiaries.

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

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



15. Stock option plans:

      At December 31, 1996, all outstanding options were exercisable and 192,500 shares were available for future grant. All outstanding options expire through 2005.

      A  summary of transactions with respect to the stock option plan follows:

                                                            Number           Range of        Weighted average
                                                           of shares      exercise prices      exercise price
                                                          -------------   ---------------    ----------------
               Balance at January 1, 1996                       438,750   $  .88 to $.96                 .90
               Issued                                                 -
               Exercised                                              -
               Cancelled                                       (131,250)  $  .88 to $.96                 .88
                                                          -------------

               Balance at December 31, 1996                     307,500   $  .88 to $.96     .           .90
                                                          =============

16. Reverse stock split:

      During the year, the Company approved a one-for-four reverse stock split of its issued and outstanding common stock. In conjunction with the reverse stock split, the Company also approved an offer to purchase shares of the Company's stock held by shareholders with holdings of less than 100 shares. The Company ultimately purchased 8,266 treasury shares as a result of the offer.

17. Restaurant closures:

      During the year, the Company opened a new restaurant in Las Vegas, Nevada.
         The Company incurred total costs of approximately $1,500,000 related to the restaurant, including leasehold improvements, restaurant equipment and pre-opening costs. The Company also has a lease obligation for the restaurant building which requires annual payments totalling approximately $180,000 per year through December, 2005. Operations of the restaurant included sales of approximately $809,000 and losses of approximately $360,000 during 1996. In October, 1996, management determined that the location could not generate sufficient revenue to become a profitable operation and closed the restaurant. Accordingly, the Company recorded a loss resulting from the closure of the restaurant of approximately $1,255,000 in 1996. At December 31, 1996, management has estimated future costs of the disposal for additional rental liabilities to be $80,000. These costs are included in the recorded loss on closure of restaurants and in accrued expenses and other current liabilities on the accompanying balance sheet for 1996.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



17. Restaurant closures:

      During 1996, the Company also closed a restaurant in San Ramon, California due to the inability of the restaurant operation to generate positive cash flow. Operations of the restaurant included sales of approximately $925,000 and losses of approximately $144,000 during 1996. The Company recorded a loss related to the closure of the restaurant of approximately $540,000 in 1996. Sales from the San Ramon restaurant were approximately $2,116,000 and $2,257,000 during 1995 and 1994, respectively. Losses from operations of the restaurant were approximately $9,000 and $10,000 during 1995 and 1994, respectively. Subsequent to year end, the Company sold its interest in the restaurant property for $50,000 and the buyer assumed the lease commitment related to the property.

18. Litigation:

      In November, 1993, certain shareholders dissented from the sale of one of the Company's automotive products business. As a result, the company filed an action to obtain a determination of the "fair cash value" of shares held by those shareholders as of November 28, 1993, as if the sale had not occurred. The Company settled with the majority of the dissenting shareholders during 1994 for $.75 a share. The remaining dissenting shareholders, who hold 461,500 shares, are entitled to payment of "fair cash value" of the shares within 30 days of the determination of the value by the court.

      During 1993, two of the remaining dissenting shareholders filed an action against the Company and certain current and former directors, alleging that certain actions taken by the Company and management have lowered the value of the Company's stock. Management is aggressively defending this action and does not currently expect to incur any material liability at its conclusion.

      In another matter, an insurance carrier has filed an action against the Company alleging that Company representatives failed to notify the insurance carrier of a product liability claim in a timely manner. The accident occurred in 1990 and the carrier voluntarily paid out approximately $1,700,000 in benefits to settle the claim in January 1995. Management believes the action to be without merit and intends to vigorously defend the suit.

      The Company is involved in various other claims and legal actions arising in the ordinary course of business, including product liability claims and employment disputes.

      Accrued liabilities at December 31, 1996, include  approximately  $600,000 for potential litigation settlements on various claims. (See Note 10). In the opinion of management, any additional liabilities related to legal actions will not have a material adverse effect on the Company's consolidated financial condition.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



19. Commitments:

      During 1993, Performance Restaurant Group, Inc. (PRG) entered into a consulting agreement with the previous owner of six restaurants in California. The agreement provides for payments of $90,000 annually through 1999. The agreement also restricts disclosure of information and includes restrictive competition clauses.

      During 1996, Camelback Plaza Development Corp., L.C. entered into an agreement with a property manager to direct the operations of the Company's Camelback rental real estate property. The agreement requires a monthly payment of the greater of $1,600 or 2% of gross revenue collected. The agreement is effective through July, 1997 with a one year renewal option.

      The Company entered into a Purchase and Sale and Settlement Agreement with the minority members of Camelback Plaza Development, L.C. The agreement provides that the minority members can purchase the Company's interest in the L.C. for $1,150,000 which approximates the net carrying value of the assets of the L.C. The agreement also contains provisions to settle certain disputes between the parties. The agreement terminates if the sale of the Company's interest is not completed by April 1, 1997.

20. Contingencies:

      An investigation  of  environmental  matters  related  to  facilities  and property previously owned and leased by the Company was performed during 1992 to determine contingencies that would affect the Company's emergence from Chapter 11. Certain reports received by the Company identified areas of environmental contamination and potential environmental contamination. Management believes that certain predecessors-in-interest may bear either full or partial liability for remediation of affected areas. Certain predecessors-in-interest and governmental agencies were notified by the Company of the related possible liabilities. In addition, the Company notified its insurance carriers of potential claims under its general liability and property insurance coverage from prior years.

      Locations reviewed for potential environmental liability included the following:

         Manufacturing facility in California:

         This facility housed the manufacturing plant of a wheel business formerly owned by the Company. All assets at this facility were sold and the buyer vacated the premises in a prior year.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



20. Contingencies, continued:

         An environmental survey was conducted in the fall of 1991. Two areas for further investigation were identified. Further investigation in the spring of 1992 disclosed ground contamination and possible seepage into groundwater. Management believed the contamination to have existed prior to its purchase of the business in 1982 and has notified its predecessor-in-interest. The Company has accrued the estimated minimum remediation costs of approximately $500,000. These costs are included as liabilities subject to compromise in the accompanying consolidated balance sheets.

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

         Environmental studies performed determined that the contamination is confined to the site with no evidence of migration to groundwater or surrounding properties. Management estimated the costs of remediation to be as much as $5,600,000. The Company believed that a former owner/operator of the site, which is a Fortune 500 company, caused the contamination. The Company negotiated an agreement with the former owner/operator regarding indemnification for the costs of remediation. The agreement required that remediation costs be shared by the Company, the Fortune 500 company and the successor to the Company as owner of the property. The Company's responsibility with respect to the agreement was to pay remediation costs and to guarantee payment of costs by the successor related to clean-up areas pursuant to a "Final Closure Plan" approved by the Ohio EPA. The "Closure Plan" was approved by Ohio EPA in February, 1995. The Company incurred approximately $170,000 of costs related to this clean-up in 1994.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



21. Related party transactions:

      The Company leased two buildings in Cleveland, Ohio, used predominately for manufacturing, from Joe Hrudka, the Company's principal shareholder and Chairman of the Board, as successor in interest to Hrudka Realty Company. The buildings were vacated as of May, 1992. Under the lease, the Company was required to return the building in essentially the same state of repair as the building was in upon the signing of the lease. The Company expended approximately $137,000 for repairs in 1994.

      Howard Gardner Consultants received $30,000 in 1996 from the Company for consulting services on financial and general business matters. Howard
         B. Gardner is a former officer and director of the Company. The fees are included in selling, general and administrative expenses in the statement of operations.

      A Director of the Company earned a 3% commission of $90,000 from the sale of the Company's stock in its Mexican subsidiary during 1996. The commission is included in selling, general and administrative expenses in the accompanying statement of operations. Of the commission earned, $45,000 was paid during 1996 and the remaining $45,000 is included in accounts payable on the accompanying balance sheet for 1996.

      During 1996, the Company approved a short term loan of $150,000 to the principal shareholder. The loan was repaid to the Company prior to December 31, 1996.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



22. Principal business segments:

      The Company  has three  primary   business   segments,   its   restaurant,
         factoring, and real estate operations.

      Operating  income by segment  represents  revenues less costs of revenues, selling, general and administrative expenses, interest expense, plus other income, net before allocation of corporate general and administrative expense, interest and other corporate income.

                                                                                 (In thousands)
                                                                     1996             1995              1994
                                                                ---------------  --------------   ---------------
             Revenues:
                Restaurants                                     $        20,344  $       19,357   $        17,350
                Factoring                                                   623             896             1,065
                Real estate                                               1,555           1,345               589
                                                                ---------------  --------------   ---------------

                                                                $        22,522  $       21,598   $        19,004
                                                                ===============  ==============   ===============

              Operating income (loss):
                Restaurants                                     $        (2,774) $         (166)  $           105
                Factoring                                                   (31)            676               895
                Real estate                                                 374             221               291
                                                                ---------------  --------------   ---------------

                Total principal business segments                        (2,431)            731             1,291

              Unallocated corporate general and
                administrative expenses                                    (535)           (898)           (1,741)
                                                                ---------------  --------------   ---------------

                                                                $        (2,966) $         (167)  $          (450)
                                                                ===============  ==============   ===============

              Depreciation:
                Restaurants                                     $           651  $          506   $           194
                Factoring                                                     -               -                 -
                Real estate                                                 313             214                67
                Corporate and other                                          56              68                87
                                                                ---------------  --------------   ---------------

                                                                $         1,020  $          788   $           348
                                                                ===============  ==============   ===============

      Revenues for factoring for 1996 include approximately $115,000 of interest revenue from other segments.

                          PERFORMANCE INDUSTRIES , INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



22. Principal business segments, continued:

                                                                                 (In thousands)
                                                                     1996             1995              1994
                                                                ---------------  --------------   ---------------
              Capital expenditures:
                Restaurants                                     $         1,830  $        1,441   $         1,652
                Factoring                                                     -               -                 -
                Real estate                                                 283           3,448             4,548
                Corporate and other                                           9               5                14
                                                                ---------------  --------------   ---------------

                                                                $         2,122  $        4,894   $         6,214
                                                                ===============  ==============   ===============

              Identifiable assets:
                Restaurants                                     $         4,805  $        4,932
                Factoring                                                 1,191           1,978
                Real estate                                               9,285          12,418
                Corporate and other                                       6,690           5,550
                                                                ---------------  --------------

                                                                $        21,971  $       24,878
                                                                ===============  ==============

      The Company's  restaurant subsidiary  incurred   approximately   $408,000,
         $425,000 and $334,000 of  advertising  expense in 1996,  1995 and 1994, respectively.
                                                                              48