Form 10-Q
period 1997-03-31
PERFORMANCE INDUSTRIES INC/OH/
filed 1997-05-14
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1997
                                              ----------------
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                    Commission File Number __________________


                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                                34-1334199
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)

2425 E. Camelback Road, Suite 620
Phoenix, Arizona                                               85016
----------------------------                                -----------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number including area code: (602) 912-0100
                                                         ---------------

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO
   ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15d of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES X   NO
   ---    ---

Number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1997, is 2,481,264 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


PART 1   FINANCIAL INFORMATION (Unaudited)                                  Page
         ---------------------------------                                  ----

Consolidated Balance Sheets -
         March 31, 1997 and December 31, 1996                                 3

Consolidated Statements of Operations (Unaudited) -
         Three Month Period Ended March 31, 1997 and 1996                     4

Consolidated Statements of Cash Flows (Unaudited) -
         Three month Period Ended March 31, 1997 and 1996                     5

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  6


PART II  OTHER INFORMATION                                                    9
         -----------------

Item 1    Legal Proceedings
---------------------------

Item 2    Changes in Securities
-------------------------------

Item 3    Defaults upon Senior Securities
-----------------------------------------

Item 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

Item 5    Other Information
---------------------------

Item 6    Exhibits and Reports on Form 8-K
------------------------------------------

Signatures                                                                   10

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                               March 31, 1997     December 31,1996
                                                                               --------------     ----------------
                                 ASSETS
Current assets:
---------------
  Cash and equivalents, unrestricted                                              $  1,146              $  1,136
  Cash, restricted                                                                     156                   409
  Securities available for sale                                                        703                   727
  Accounts and other receivables,
    less allowance for doubtful accounts                                               632                   503
  Current Portion of Receivables from sale of businesses,
    net of allowance                                                                 1,269                 1,356
  Factored accounts receivable, net of allowance for doubtful accounts               1,254                 1,139
  Inventories                                                                          330                   328
  Prepaid expenses and other current assets                                            202                   192
  Other assets held for sale                                                           206                   206
                                                                                  --------              --------
    Total current assets                                                             5,898                 5,996

  Receivables from sales of businesses, less current portion,
    net of allowance                                                                     0                   119
  Investment in real estate                                                          9,391                 9,481
  Deferred income taxes                                                              1,464                 1,460
  Property and equipment, net                                                        3,116                 3,084
  Other assets                                                                       1,811                 1,831
                                                                                  --------              --------

TOTAL ASSETS                                                                      $ 21,680              $ 21,971
                                                                                  ========              ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
--------------------
  Current portion of long-term debt                                               $    548              $    547
  Accounts payable                                                                     937                 1,000
  Accrued employment costs                                                             624                   491
  Accrued expenses and other current liabilities                                     1,125                 1,339
  Factored receivables reserve                                                         327                   286
  Liabilities subject to compromise                                                    749                   754
  Foreign tax liability                                                                250                   250
                                                                                  --------              --------
    Total current liabilities                                                        4,560                 4,667

  Long-term debt, less current portion                                               8,280                 8,403

  Minority interest                                                                    352                   371

Shareholders' equity:
---------------------
  Preferred Stock, par value $1.00 per share; authorized
    100,000 shares; none issued                                                          0                     0
  Common stock, no par value; authorized 5,000,000 shares;
    3,157,332 issued; outstanding 2,481,264 and 2,489,530, respectively             31,202                31,202
  Accumulated deficit                                                              (20,159)              (20,139)
  Unrealized appreciation  on securities available for sale
    net of income taxes                                                                421                   443
                                                                                  --------              --------
                                                                                    11,464                11,506
  Treasury stock at cost (670,784 and 667,802 shares, respectively)                 (2,976)               (2,976)
                                                                                  --------              --------
    Total shareholders' equity                                                       8,488                 8,530
                                                                                  --------              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 21,680              $ 21,971
                                                                                  ========              ========

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                            Three Months Ended March 31
                                                            ---------------------------

                                                                1997           1996
                                                                ----           ----
Revenues                                                    $     5,821    $     5,226

Cost of revenues                                                 (5,332)        (4,709)
Selling, general and administrative expenses                       (506)          (737)
Interest income (expense)                                          (161)          (148)
Other income (expenses), net                                        120            268
Income (loss) on sale of assets                                      20             (4)
                                                            -----------    -----------

Gain (loss) from continuing operations before
     income taxes and minority interest                             (38)          (104)

Provision for income taxes                                           (1)             7
Minority interest in loss from subsidiary                            19              3
                                                            -----------    -----------

Net Income (loss)                                           $       (20)   $       (94)
                                                            ===========    ===========
Net income (loss) per common share                          $      (.01)   $      (.04)
                                                            ===========    ===========

Average number of shares outstanding                          2,481,264      2,489,530

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                           Three Months Ended March 31
                                                                           ---------------------------
                                                                                 1997       1996
                                                                                 ----       ----
Net cash provided by (used in) operating activities                            $  (151)   $  (765)

Cash flows from investing activities:
     Decrease (increase) in restricted cash                                        253        497
     Decrease (increase) in receivables from sale of businesses,                   206        (13)
          net
     Purchase of property and equipment                                           (196)      (253)
     Proceeds from the sale of property and equipment                               20          0
     Increase in real estate under development                                       0       (175)
                                                                               -------    -------
          Net cash provided by (used in) investing activities                      283         56

Cash flows from financing activities:
     Proceeds from borrowings                                                        0        614
     Repayments of borrowings                                                     (122)      (296)
                                                                               -------    -------
          Net cash provided by (used in) financing activities                     (122)       318

Net increase (decrease) in cash and cash equivalents                                10       (391)
Cash and cash equivalents at beginning of period                                 1,136        411
                                                                               -------    -------
Cash and cash equivalents at end of period                                     $ 1,146    $    20
                                                                               =======    =======

Certain reclassifications have been made to the consolidated statements of cash flows for the three-month periods ended
March, 1996 to conform to the consolidated financial statement classifications for 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

PERFORMANCE INDUSTRIES, INC. - CONSOLIDATED
-------------------------------------------

Revenues increased 11% to $5,821,000 in 1997 from $5,226,000 in 1996. Revenues reflect the operation of the company's Restaurant and Funding subsidiaries only. Rental income from the companies investment in real property is reported as "Other income (expenses), net."

Cost of revenue increased by 13% from $4,709,000 in the first quarter of 1996 to $5,332,000 for the first quarter of 1997. Cost of revenue as reported includes only expenses related to the operation of restaurants and is more fully discussed below.

Selling, general and administrative expenses decreased by 31% from $737,000 for the first quarter of 1996 to $506,000 for the same period in 1997. This is attributable to the reduction of management staffing in the Restaurant subsidiary, a reduction in travel related expenses and a general decrease in expenses throughout the company.

Interest expense increased by $25,000 for the first three months of 1997 as compared to the same period the previous year. The increase is a result of the arranging of third party financing for the LLC managed by the Development subsidiary. The amount of the third party financing has increased from the previous year resulting in higher interest costs. This was partially offset by a decrease in the Company's borrowing and lower interest expense associated therewith.

Other income (expenses), net decreased by 38% from the first quarter of 1996 to the comparable period of 1997. This is attributed to the sale of the Company's Mexicali property in the summer of 1996 and the subsequent reduction of rental income.

The Company had on a consolidated basis a net loss of $20,000 for the first quarter of 1997 as compared to a net loss of $94,000 for the same period last year. The entire loss is attributable to the Company's Development subsidiary as more fully discussed below.

For accounting purposes on a consolidated basis all of the loss or income from the Company's Development subsidiary and the Limited Liability Company it manages are reported on the statement of earnings. There are other members of the Limited Liability Company owning approximately 28% of the Limited Liability Company. Their share of the loss or income from the Limited Liability Company is reflected on the statement of operations as minority interest.

Performance Restaurants Group, Inc. (Restaurants)

The total revenue for the Restaurant Group for the first quarter of 1997 was $5,730,000 as compared to total revenue of $5,044,000 for the same period last year. The increase is attributable to the net addition of one restaurant unit for the period as well as a 3% increase in sales for stores open for at least one year.

Cost of revenues increased for the three month period ending March 31, 1997 to $5,332,000 from $4,709,000 for the same period last year. Part of the increase is attributable to the increase in sales. Certain costs are variable with the amount of sales such as food costs and labor. On a percentage basis these costs did not materially increase or decrease. There was also a net increase in the number of stores open during the period increasing the rents paid during the period.

Restaurants reported net income of $221,067 for the first quarter of 1997 as compared to a loss of $11,000 for the same period last year. The increase is attributable to a rise in sales and better cost control measures instituted during the year.

Management believes that the cost control measures it has instituted as well as the addition of new stores will allow the Restaurant division to show greater profit throughout the year, however, there can be no assurance that the Restaurant division will continue to generate net profits on a quarterly or annual basis.

Performance Funding, Corp. (Funding)

Gross revenues and net income for the first quarter of 1997 were $95,000 and $46,000 respectively as compared to $168,000 and $78,000 for the same period last year. A decrease of 43% and 39% respectively.

Gross revenues were down as a result of a decrease in the amount of funds invested in the factoring of accounts. Due to increased competition from banks and other factoring companies, Funding has a decrease in the number of clients and accounts receivable financed. Funding has lost a major account after the end of the first quarter which will result in lower gross and net revenues for the second quarter of 1997. The company is seeking new clients.

Performance Camelback Development, Inc. (Development)

Revenue for Development decreased 14% for the first quarter of 1997 as compared to the same period last year. The decrease is attributable to a decrease in percentage rent paid by one tenant based on its gross sales.

Interest expense for the Development increased by $45,000 for the first quarter of 1997 as compared to the same period the previous year. The increase is a result of increased borrowing from a third party to provide longer term financing for the project. The funds were used to repay the parent company loans made to the subsidiary as well as to pay off previous financing.

The Development subsidiary had a net loss of $66,000 for the first quarter of 1997 as compare to a net loss of $10,000 for the same period last year. Most of the increase in the loss is attributable to third party financing costs.

LIQUIDITY AND CAPITAL RESOURCES -


The Company has sufficient cash reserves for operations through the rest of the year. Management believes, but there can be no assurance, that Restaurants will generate sufficient cash flow for day to day operations. If additional restaurant units are to be added, the Company would have to provide any cash required for the purchase.

Management believes that the Development subsidiary will need additional cash to meet expenses over the balance of the year. The short fall is expected to be approximately $150,000.

The restriction of sale of the securities in Western Pacific Airlines, Inc. owned by the Company, should soon be released. This stock could be sold to raise additional funds if necessary for continuing operations.

The Company has not accrued for the cost of purchasing the dissenting shareholders' stock. The court has appointed two appraisers to determine the fair market value of the stock as of December 2, 1993, the day before the transaction from which they dissented. The court has asked for a report from the appraisers on or before June 30, 1997. Assuming the appraisals are received in time, the court could issue an order determining the value of the shares in the third quarter of 1997. The company would be required to pay for the shares within 30 days of the order. The dissenting shareholders own approximately 460,000 pre-split shares. The company believes the fair market value of said shares to be approximately $350,000.

Part II           Other Information


Item 1            Legal Proceedings

                  On May 5, 1997, the Superior Court for the County of Maricopa State of Arizona appointed two appraisers to prepare a market valuation report for Performance Industries, Inc. stock as of December 2, 1993, to determine the fair market value of the stock of the dissenting shareholders who are parties in the Action Performance Industries, Inc. v. Ecco Sales, et. al,. as previously reported.

Item 2            Changes in Securities
                           None

Item 3            Defaults upon Senior Securities
                           None

Item 4            Submission of matters to a vote of Security holders.
                           None

Item 5            Other information
                           None

Item 6            Exhibits and Reports on form 8-K
                           None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PERFORMANCE INDUSTRIES, INC. and SUBSIDIARIES


Date: May 13, 1997             /s/ Joe Hrudka
                               -----------------------------
                                   Joe Hrudka
                                   Chairman of the Board
                                   (Principal Executive Officer)


                               /s/ Ed Fochtman
                               -----------------------------
                                   Ed Fochtman
                                   Chief Financial Officer
                                   (Principal Accounting Officer)
                                                                              10