Form 10-Q
period 1997-06-30
PERFORMANCE INDUSTRIES INC/OH/
filed 1997-08-14
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1997
                                               -------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                    Commission File Number __________________


                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                               34-1334199
-------------------------------                    ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                     No.)

2425 E. Camelback Road, Suite 620
Phoenix, Arizona                                                       85016
----------------------------                                     ---------------
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

Number of shares outstanding of each of the issuer's classes of common stock as of July 12, 1997, is 2,481,264 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


PART 1   FINANCIAL INFORMATION (Unaudited)                      Page
         ---------------------------------                      ----

Consolidated Balance Sheets -                                     3
         June 30, 1997 and December 31, 1996

Consolidated Statements of Operations (Unaudited) -               4
         Six Month Period Ended June 30, 1997 and 1996

Consolidated Statements of Operations (unaudited) -               5
         Three Month Period Ended June 30, 1997 and 1996

Consolidated Statements of Cash Flows (Unaudited) -               6
         Three Month Period Ended June 31, 1997 and 1996

Management's Discussion and Analysis of Financial                 8
         Condition and Results of Operations


PART II  OTHER INFORMATION                                       10
         -----------------

Item 1.     Legal Proceedings
-----------------------------

Item 2.     Changes in Securities
---------------------------------

Item 3.     Defaults upon Senior Securities
-------------------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

Item 5.     Other Information
-----------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

Signatures                                                        12

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

       ASSETS
                                                                                     30-Jun-97      31-Dec-96
Current assets:
---------------
  Cash and equivalents, unrestricted                                                    $1,753         $1,136
  Cash, restricted                                                                           0            409
  Securities available for sale                                                            574            727
  Accounts and other receivables,
    less allowance for doubtful accounts                                                   713            503
  Current Portion of Receivables from sale of businesses,
    net of allowance                                                                       815          1,356
  Factored accounts receivables, net of allowance for doubtful accounts                    634          1,139
  Inventories                                                                              309            328
  Prepaid expenses and other current assets                                                260            192
  Other assets held for sale                                                               206            206
                                                                                           ---            ---
    Total current assets                                                                 5,264          5,996

Receivables from sales of businesses, less current portion,
  net of allowance                                                                           0            119
Investment in real estate                                                                9,318          9,481
Deferred income taxes                                                                    1,482          1,460
Property and equipment, net                                                              3,065          3,084
Other assets                                                                             1,755          1,831
                                                                                         -----          -----

TOTAL ASSETS                                                                           $20,884        $21,971
                                                                                       =======        =======

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
--------------------
  Current portion of long-term debt                                                        496            547
  Accounts payable                                                                         922          1,000
  Accrued employment costs                                                                 656            491
  Accrued expenses and other current liabilities                                           848          1,339
  Factored receivables reserve                                                             207            286
  Liabilities subject to compromise                                                        749            754
  Foreign Tax Liability                                                                    250            250
                                                                                           ---            ---
    Total current liabilities                                                            4,128          4,667

Long-term debt, less current portion                                                     8,183          8,403

Minority interest                                                                          330            371

Shareholders' equity:
---------------------
  Preferred Stock, par value $1.00 per share: authorized
     100,000 shares; none issued                                                             0              0
  Common stock, no par value; authorized 5,000,000 shares;
    3,157,332 issued; outstanding 2,481,264 and 2,489,530, respectively                 31,202         31,202
  Accumulated deficit                                                                  (20,293)       (20,139)
  Unrealized appreciation on securities available for sale
    net of income taxes                                                                    310            443
                                                                                           ---            ---
                                                                                        11,219         11,506
  Treasury stock at cost  (670,784 and 667,802 shares, respectively)                    (2,976)        (2,976)
                                                                                       -------        -------

    Total shareholders' equity                                                           8,243          8,530

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $20,884        $21,971
                                                                                       =======       =======

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                       Six Months Ended June 30
                                                       ------------------------

                                                        1997              1996
                                                        ----              ----

Revenues                                        $     11,906      $     10,970

Cost of revenues                                     (10,783)           (9,659)
Selling, general and administrative expenses          (1,024)           (1,884)
Interest expense                                        (383)             (391)
Other income (expenses), net                              90               244
Loss on closure of restaurants                             0             (575)
                                                           -             -----

Income (loss) from continuing operations before
    income taxes and minority interest                  (194)           (1,295)

Provision for income taxes                                (1)                 6

Minority interest in loss from subsidiary                 41                18
                                                          --                --

Net income (loss)                               $       (154)      $    (1,271)
                                                ============      ============

Net income (loss) per common share              $      (0.06)      $     (0.51)
                                                ============      ============

Average number of shares outstanding               2,481,264         2,489,530
                                                ============      ============

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                    Three Months Ended June 30
                                                    --------------------------

                                                         1997              1996
                                                         ----              ----

Revenues                                           $    5,814        $    5,429

Cost of revenues                                       (5,451)           (4,950)
Selling, general and administrative expenses             (367)           (1,007)
Interest expense                                         (177)             (210)
Other income (expenses), net                               25               122
Loss on closure of restaurants                              0             (575)
                                                            -             -----

Income (loss) from continuing operations before
    income taxes and minority interest                   (156)           (1,191)

Provision for income taxes                                  0               (1)

Minority interest in loss from subsidiary                  22                15
                                                           --                --

Net income (loss)                                  $     (134)        $  (1,177)
                                                   ==========        ==========

Net income (loss) per common share                 $    (0.05)        $   (0.47)
                                                   ==========        ==========

Average number of shares outstanding                2,481,264         2,489,530
                                                   ==========        ==========

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPTING PER SHARE DATA)
                                   (Unaudited)

                                                                                   Six Months Ended June 30
                                                                                   ------------------------
                                                                                    1,997           1,996
                                                                                    ------          -----
Net cash provided by (used in) operating activities                                 $  135        $(1,301)

Cash flows from investing activities:
    Decrease (increase) in restricted cash                                             409            488
    Decrease (increase) in receivables from sales of businesses,
      net                                                                              660            691
    Purchase of property and equipment                                                (321)        (1,310)
    Increase in real estate under development                                            0           (220)
    Other                                                                                5              0
                                                                                        --              -
          Net cash provided by (used in) investing activities                          753           (351)

Cash flows from financing activities:

    Proceeds from borrowings                                                             0          1,702
    Repayments of borrowings                                                          (271)          (350)
                                                                                     -----           -----
          Net cash provided by (used in) financing activities                         (271)         1,352


Net increase (decrease) in cash and cash equivalents                                    617          (300)
Cash and cash equivalents at beginning of period                                      1,136           411
                                                                                    ------            ---
Cash and cash equivalents at end of period                                          $ 1,753       $   111
                                                                                    =======       =======

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


(1)      Reclassifications:

Certain   reclassifications   have  been  made  to  the  consolidated  financial
statements of prior periods to conform to the classifications for the current period's presentation.

Managements Discussion and Analysis

Results of Operations

Performance Industries, Inc.

The loss for the three month period ending June 30, 1997 was $134,000 as compared to a loss of $1,171,000 for the same period last year. Included in the loss for three months was a non-recurring charge of $50,000 for discontinued operations, the Development subsidiary lost approximately $75,000 which accounts for the three month period ending June 30, 1997. This accounts for a majority of the loss for the parent.

The company had a net operating loss of $154,000 for the six months ending June 30, 1997 as compared to a loss of $1,295,000 for the same period in 1996. The company's cost cutting measures including, reduction of management staff at the corporate level, tighter controls at the restaurant division and the completion of construction in the Development division all helped in reducing the loss.

The company is moving its corporate offices as of August 15, 1997. The lease for the offices it currently occupies expired on July 31, 1997 and a substantial increase in the rental was sought by the landlord. In addition the company requires less space due to staff reductions. The new space is at a comparable costs to the present rent and is less square feet saving approximately $80,000 per year in rental expense.

Management has decided to concentrate all of its future efforts on the restaurant business. This has produced the greatest revenue for the company in the past. To do so the company is selling its Funding and Development subsidiaries as more particularly described in Part II Item 5 Other Information. Management believes, that by divesting itself of these divisions, the company may have greater interest to stock analysts who specialize in certain industry segments. Management believes, but there can be no assurance, that this will result in greater activity in the company's stock and an increase in the stock price.

Performance Restaurants Group, Inc.

Gross revenue for the Restaurant Group for the first months ending June 30, 1997 increased 11% from the same period last year to $5,477,175 from $4,960,526. Cost of sales rose by 6% for the three month period ending June 30, 1997 from the same period last year from $4,849,536 to $5,157,359. Restaurant level earnings increased by $307,823. This increase is a result of increased sales and better cost controls at the restaurant level.

Administrative expenses for the three month period ending June 30, 1997 decreased 45% to $186,749 from $342,100 for the same period last year. This decrease is related to the reduction in management at the corporate level in July, 1996. The Restaurant Group had net income of $113,426 for the second quarter 1997 as compared to a net loss of $234,188 for the same period last year.

Gross revenues for stores opened at least one year rose by less than 1% from $8,998,172 for the first 6 months of the year to $9,051,376. Restaurant earnings for stores opened at least one year increased by 18% from $659,986 to $780,299. The increase in restaurant earnings resulted from tighter controls on the restaurant level as well as changes to the menu which yielded higher profit margins.

The increase in sales was mainly a result of the acquisition of new restaurants. The company has instituted cost cutting measures which has helped reduce the cost of sales as a percentage of gross sales at the restaurant level. In addition, the corporate office was restructured over the last year to further reduce expenses. As a result the division posted a net profit for the quarter as compared to a loss last year.

Liquidity and Capital Resources

With the sale of the Funding and Development subsidiaries, the company will have sufficient cash to meet its capital needs through year end and into the next fiscal year. The Restaurant division has been reporting substantial net income before administrative expense for the first half of the year. Management, expects but there can be no assurance, that this trend will continue for the remainder of the year. The increase in net income has resulted from increased revenues and reduced costs of sales. Management believes that cost of sales as a percentage of gross revenues will remain steady throughout the balance of this fiscal year.

There are no plans for further capital improvements at any of the company's Restaurants over the remainder of the fiscal year. There are no pending acquisitions of new units, although the company does receive and review information on restaurants for sale on a regular basis. With the significant cash reserve the company will be able to make any desirable acquisition it may find without outside financing.

The company expects to continue expansion plans by purchasing operating restaurants. The Carlos Murphy's Restaurants purchased last year are operating within projections. Management believes there are other restaurants on the market that present the same opportunity as Carlos Murphy's to increase sales and profits with a comparatively small capital outlay.

The company is also considering changing several of its Bobby McGee's to the McGee's Grill Sports Bar concept. Some of the older stores are not showing growth in sales and even some decline. As the McGee's Grill concept has lower operating costs these stores could produce profits at lower sales volume. A change in concept would also entice new patrons to try the store and increase sales.

Part II           Other Information


Item 1            Legal Proceedings

                  The minority members of Camelback Plaza Development L.C. filed a demand for arbitration under the Operating Agreement of the Limited Liability Company for and accounting. Pending the sale of the company's interest in the L.C. to the minority members, the parties have stipulated to a stay of proceedings.

Item 2            Changes in Securities
                           None

Item 3            Defaults upon Senior Securities
                           None

Item 4            Submission of matters to a vote of Security holders

                  The annual meeting of shareholders was held of July 28, 1997 for the election of directors and ratification of choice of auditors.

Item 5            Other Information

                  The Company has agreed to sell its Funding Subsidiary to a Limited Liability Company which includes two of its officers and directors as members, Ed Fochtman Jr. and Joe Hrudka. The sale is on terms which are at least as favorable as the company would have received in an arms length transaction. The Funding Subsidiary had not added a new client since the first quarter when its principal marketing employee left for other employment. The company was not able to find a suitable replacement. A third party had offered to purchase the business on substantially the same terms but the closing was delayed while financing was arranged.

                  With the sale approximately $400,000 of capital invested in accounts receivable will be available to the company. The company will also no longer be required to guarantee the line of credit with the third party finance company which was used to fund purchases of accounts. The move will allow the company to focus on its core business of Restaurant ownership and management.

                  The company has agreed to sell its interest in Camelback Plaza Development, L.C. to the other members for $700,000. As a result of the sale the company will report a loss on sale of approximately 1.5 million dollars in the third quarter of 1997.

                  The company had loaned money to the subsidiary over the years to cover the cost of developing the property. The loss will be a result of forgiving this debt as part of the sale. The Development subsidiary has been a financial drain on the company since its beginning and still has operational losses.

                  By selling its interest the company will terminate its obligation to meet any continuing shortfalls in operational income to meet the needs of the Plaza. The Company will also resolve an arbitration proceeding filed by the other members over it's management of the property. While management believes they would have ultimately prevailed in this action, the expense of the litigation would effect the company's income for the next several quarters. The Board of Directors has decided to concentrate on the core business of the company, Restaurant management and ownership, and to divest itself of its other operations.

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

                                  PERFORMANCE INDUSTRIES, INC. and SUBSIDIARIES


Date: August 13, 1997             /s/ Joe Hrudka
                                  --------------
                                          Joe Hrudka
                                          Chairman of the Board
                                          (Principal Executive Officer)


                                  /s/ Ed Fochtman
                                  ---------------
                                          Ed Fochtman
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
                                       12