Form 10-Q
period 1997-09-30
PERFORMANCE INDUSTRIES INC/OH/
filed 1997-11-19
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1997
                                             ------------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                    Commission File Number __________________


                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                              34-1334199
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)

2701 E. Camelback Road, Suite 210
Phoenix, Arizona                                                85016
-------------------------------                     ----------------------------
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

Number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1997, is 2,481,264 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


PART 1   FINANCIAL INFORMATION (Unaudited)                               Page
         ---------------------------------                               ----

Consolidated Balance Sheets -                                             3
         September 30, 1997 and December 31, 1996

Consolidated Statements of Operations (Unaudited) -                       4
         Nine Month Period Ended September 30, 1997 and 1996

Consolidated statements of Operations (Unaudited) -                       5
         Three Month Period Ended September 30, 1997 and 1996

Consolidated Statements of Cash Flows (Unaudited) -                       6
         Nine Month Period Ended September 30, 1997 and 1996

Notes to Consolidated Financial Statements (Unaudited)                    7

Management's Discussion and Analysis of Financial                     8 - 9
         Condition and Results of Operations

PART II  OTHER INFORMATION                                               10
         -----------------

Item 1.     Legal Proceedings
-----------------------------

Item 2.     Changes in Securities
---------------------------------

Item 3.     Defaults upon Senior Securities
-------------------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

Item 5.     Other Information
-----------------------------

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

Signatures                                                               11

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

       ASSETS
                                                                            30-Sept-97      31-Dec-96
Current assets:
---------------
  Cash and equivalents, unrestricted                                          $  2,108       $  1,136
  Cash, restricted                                                                   0            409
  Securities available for sale                                                    318            727
  Accounts and other receivables,
    less allowance for doubtful accounts                                           584            503
  Current Portion of Receivables from sale of businesses,
    net of allowance                                                               472          1,356
  Factored accounts receivables, net of allowance for doubtful accounts             61          1,139
  Inventories                                                                      309            328
  Prepaid expenses and other current assets                                        157            192
  Other assets held for sale                                                       206            206
                                                                              --------       --------
    Total current assets                                                         4,215          5,996

Receivables from sales of businesses, less current portion,
  net of allowance                                                                   0            119
Investment in real estate                                                        9,244          9,481
Deferred income taxes                                                            1,517          1,460
Property and equipment, net                                                      2,969          3,084
Other assets                                                                     1,846          1,831
                                                                              --------       --------

TOTAL ASSETS                                                                  $ 19,791       $ 21,971
                                                                              ========       ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
--------------------
  Current portion of long-term debt                                           $    497       $    547
  Accounts payable                                                                 804          1,000
  Accrued employment costs                                                         376            491
  Accrued expenses and other current liabilities                                   783          1,339
  Factored receivables reserve                                                      61            286
  Liabilities subject to compromise                                                753            754
  Foreign Tax Liability                                                            250            250
                                                                              --------       --------
    Total current liabilities                                                    3,524          4,667

Long-term debt, less current portion                                             8,076          8,403

Minority interest                                                                  304            371

Shareholders' equity:
---------------------
  Preferred Stock, par value $1.00 per share: authorized
     100,000 shares; none issued                                                     0              0
  Common stock, no par value; authorized 5,000,000 shares;
     3,157,332 issued; outstanding 2,481,264 and 2,481,264, respectively        31,202         31,202
  Accumulated deficit                                                          (20,433)       (20,139)
  Unrealized appreciation on securities available for sale
    net of income taxes                                                             94            443
                                                                              --------       --------
                                                                                10,863         11,506
Treasury stock at cost  670,784 shares                                          (2,976)        (2,976)
                                                                              --------       --------

    Total shareholders' equity                                                   7,887          8,530
                                                                              --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 19,791       $ 21,971
                                                                              ========       ========

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                    Nine Months Ended September 30
                                                    ------------------------------

                                                      30-Sept-97        30-Sept-96
                                                      ----------        ----------
Revenues                                             $    17,279       $    16,433

Cost of revenues                                         (15,833)          (14,570)
Selling, general and administrative expenses              (1,340)           (3,252)
Interest expense                                            (559)             (563)
Other income (expenses), net                                 135                93
Gain (loss) on sale or disposition assets                    (42)              993
                                                     -----------       -----------

Income (loss) from continuing operations before
    income taxes and minority interest                      (360)             (866)

Provision for income taxes                                    (1)             (241)

Minority interest in loss from subsidiary                     67                20
                                                     -----------       -----------

Net income (loss)                                    $      (294)      $    (1,087)
                                                     ===========       ===========

Net income (loss) per common share                   ($     0.12)      ($     0.44)
                                                     ===========       ===========

Average number of shares outstanding                   2,481,264         2,481,264
                                                     ===========       ===========

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                   Three Months Ended September 30
                                                   -------------------------------

                                                      30-Sept-97        30-Sept-96
                                                      ----------        ----------
Revenues                                             $     5,373       $     5,463

Cost of revenues                                          (5,050)           (4,911)
Selling, general and administrative expenses                (316)           (1,368)
Interest expense                                            (176)             (172)
Other income (expenses), net                                  16              (151)
Gain (loss) on sale or disposition of assets                 (12)            1,568
                                                     -----------       -----------

Income (loss) from continuing operations before
    income taxes and minority interest                      (165)              429

Provision for income taxes                                     0              (247)

Minority interest in loss from subsidiary                     26                 2
                                                     -----------       -----------

Net income (loss)                                    $      (139)      $       184
                                                     ===========       ===========

Net income (loss) per common share                   $     (0.06)      $     (0.07)
                                                     ===========       ===========

Average number of shares outstanding                   2,481,264         2,481,264
                                                     ===========       ===========

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPTING PER SHARE DATA)
                                   (Unaudited)

                                                              Nine Months Ended September 30
                                                              ------------------------------

                                                                         1997           1996
                                                                         ----           ----
Net cash provided by (used in) operating activities                   $   339       $(1,150)

Cash flows from investing activities:
    Decrease (increase) in restricted cash                                409           579
    Decrease (increase) in receivables from sales of businesses,
      net                                                               1,003          (661)
    Purchase of property and equipment                                   (402)       (1,181)
    Increase in real estate under development                               0         1,413
                                                                      -------       -------
          Net cash provided by (used in) investing activities           1,010           150

Cash flows from financing activities:

    Proceeds from borrowings                                                0         1,071
    Repayments of borrowings                                             (377)         (384)
    (Increase) decrease in treasury stock                                   0           (25)
                                                                      -------       -------
          Net cash provided by (used in) financing activities            (377)          662


Net increase (decrease) in cash and cash equivalents                      972          (338)
Cash and cash equivalents at beginning of period                        1,136           411
                                                                      -------       -------
Cash and cash equivalents at end of period                            $ 2,108       $    73
                                                                      =======       =======

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


(1)      Reclassifications:
         ------------------

Certain   reclassifications   have  been  made  to  the  consolidated  financial
statements of prior periods to conform to the classifications for the current period's presentation.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------


Consolidated
------------

         Revenues for the Nine Months ending September 30, 1997, were up 5% to $17,279,000. from $16,443,000. for the same period last year. Revenues for the three month period were down 1% from the same period last year. This resulted from the sale of the Funding division in August, 1997 and the reduction in fee income from last year's levels. This was partially offset by an increase in revenues at the Restaurant Division.

         Selling General and Administrative expenses were 77% lower for the Three month period ending September 30, 1997 and 59% lower for the nine month period ending than for the same periods last year. The reduction was a result of the Company's elimination of management positions at the corporate level. The reduction has resulted in lower expenses for travel and entertainment, employee benefits and resulted in the reduction of office space for the Corporate headquarters. The company has also realized savings from a reduction in the cost of Worker's Compensation and General Liability Insurance.

         The company had a net loss of $139,000. for the three month period ending September 30, 1997, as compared to net income of $184,000. for the same period last year. The Company benefited from a one-time gain of $1,568,000. on the sale of an asset in the quarter ending September 30, 1996. Without the gain the Company would have lost $1,139,000. for the three month period ending September 30, 1996. Management is studying further ways to reduce overhead and corporate costs.

Restaurants
-----------

         Revenues for the Restaurant division increased $119,000. or 2% for the quarter ending September 30, 1997 from the same period last year. The sales increase is attributed to the addition of the two Carlos Murphy's Restaurants during the past year. The Restaurant Division has a net profit of $97,800. for the three months ending September 30, 1997 as compared to a loss of $243,900. for the same period last year. Net income for Restaurants for the nine month period ending September 30, 1997 was $434,600. as compared to a loss of $1,260,000. for the same period last year. Management believes that the cost controls that were instituted over the past year resulted in the Restaurant Divisions having a net profit for the quarter and year to date.

         Management believes that revenues for the Fourth Quarter will be higher than the previous year because of increased sales at many of the company's stores as well as the addition of one of the Carlos Murphy's in 1997. Management believes, but there can be no assurance, that the Restaurant Division shall continue to generate operating profits for the fourth Quarter and year end.

Development
-----------

         This division is under contract to be sold. The closing was originally scheduled to occur in August, 1997 but due to delays in financing by the Buyer, the sale has been delayed. It is expected to close by November 26, 1997 or the sale agreement will be canceled.

         Development had a net loss of $93,300 for the Three month period ending September 30, 1997 as compared to a net loss of $3,800. for the same period last year. The loss of the Restaurant tenant in the Fourth Quarter of last year and the delay in locating a suitable tenant and doing renovations to the space contributed to the loss.

         With the sale of this division the Company expects to suffer a capital loss of approximately $1.2 million dollars in the Fourth Quarter of this year. However, the sale will allow the Company to concentrate on its core business of Restaurants and will eliminate operating losses for this division.


Liquidity and Capital Resources
-------------------------------

         Operations provided net cash flow of $339,000. for the nine month period ended September 30, 1997 as compared to a use of cash in operations of $1,150,000. for the same period last year.

         The Company had a net increase in cash of $972,000. from operations and investments in the nine month period ending September 30, 1997. The increase in cash will give the company needed capital to acquire restaurant locations. The Company is currently in active negotiations for one additional location and is seeking other opportunities.

         Management believes that current cash flow, along with cash on hand will meet all of its capital needs for the near future. Should it be necessary, Management believes, but there can be no assurance, that it could borrow monies to meet any additional cash needs.

                           Part II - OTHER INFORMATION


Item 1.           Legal proceedings
                  -----------------

                  None


Item 2.           Changes in Securities
                  ---------------------

                  None


Item 3.           Defaults upon Senior Securities
                  -------------------------------

                  None


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Company held its annual meeting on July 28, 1996 at which the Board of Directors was reelected to serve for one year and employment of Toback CPA's as auditiors was approved.


Item 5.           Other Information
                  -----------------

                  None


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PERFORMANCE INDUSTRIES, INC. and SUBSIDIARIES


Date: November 19, 1997     /s/ Joe Hrudka
                            --------------
                                   Joe Hrudka
                                   Chairman of the Board
                                   (Principal Executive Officer)


                            /s/ Ed Fochtman
                            ---------------
                                   Ed Fochtman
                                   Chief Financial Officer
                                   (Principal Accounting Officer)
                                                                              11