Form 10-K
period 1997-12-31
PERFORMANCE INDUSTRIES INC/OH/
filed 1998-04-14
CIK 724967

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997
                         Commission File Number 0-11331
                          PERFORMANCE INDUSTRIES, INC.
             (Exact name of Registrant as Specified in its Charter)

             OHIO                                               34-1334199
-------------------------------                            ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                        2701 E. CAMELBACK ROAD, SUITE 210
                             PHOENIX, ARIZONA 85016
              (Address of principal executive offices and zip code)
                                 (602) 912-0100
               (Registrant's telephone number including area code)


Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
      Title of Each Class                                   on Which Registered
-------------------------------                            ---------------------
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

The aggregate market value of Registrant's voting stock held by nonaffiliates as of March 31, 1998 (based upon closing price) was $890,575.


At  March  31,  1998,   2,481,264  shares  of  Registrant's  Common  Stock  were
outstanding.

PART I


ITEM 1.   BUSINESS
          --------

In 1997, the Company restructured its operations divesting itself of two businesses, Factoring and Development. This will allow the company to concentrate on its core business Restaurants. Management believes this will enable analysts to better understand the Company which may result in greater stock activity.


Performance Restaurants Group, Inc. (Restaurants)

Restaurants was formed in 1993 to acquire six operating restaurants in California. Four of the restaurants operate under the trade name Bobby McGee's and are full service restaurants/nightclubs. The fifth was converted to a sports bar/nightclub concept operating under the trade name McGee's Grill. In 1995, a sixth restaurant was acquired in Scottsdale, Arizona. It is a full service restaurant and bar operating under the trade name Buster's Restaurant Bar & Grill. In 1996, the Company acquired two Carlos Murphy's restaurants in San Diego, California, with rights to open other Carlos Murphy's Restaurants in the San Diego and Los Angeles Metropolitan areas and Maricopa County, Arizona. In 1998, the Company entered into an operating lease for the two Carlos Murphy's restaurants with an unrelated third party. In 1996, the Company sold one of the original Bobby McGee's locations.

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

Buster's is a full service restaurant offering a variety of dishes including seafood, steak and pasta dishes. Buster's is on the higher end of the casual dining market.


Performance Funding Corp. (Funding)

The Company sold the Factoring business to a third party related through common management in August 1997. The Company believes the sale to have been on terms at least as favorable as it would have received in an arms length transaction. The sale allowed the Company to make available cash for use in the expansion of its restaurant division when needed.


Performance Development Corp. (Development)

Camelback Plaza Development, L.C.
---------------------------------

In  December  of  1997,  the  Company  sold  its  interest  in  Camelback  Plaza
Development, Inc. to Imprimis Partners II, the minority partner in the Development. The Company received approximately $700,000 for its interest.

Ixtapa
------

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

a) Reyes Avenue  Compton, CA
   --------------------------

This facility housed the manufacturing plant of the former Wheel business which was sold in 1992.

In 1991, possible contamination at the site was discovered. The Richter Family Trust, the owner of this facility, filed an action against the Company and others in the U.S. District Court for the Central District of California and served it on the Company in April 1995. The Company responded to the complaint on its behalf and on behalf of Joe Hrudka as an officer of the Company. The complaint seeks damages of an unspecified amount for environmental contamination at the site under several theories. Currently, the action is stayed by stipulation of the parties, so that further testing to determine the extent of the contamination can be completed.

The Company tendered defense of the action to several insurance carriers under policies in force for the periods when it owned and operated its wheel division at the site. Two insurers have agreed to pay some legal costs of defending the action under their policies, although they have reserved the right to ultimately deny coverage.

b)  Warehousing and Office Facility in Ohio
    ---------------------------------------

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


ITEM 2.   PROPERTIES
          ----------

As of December 31, 1997, the Company and its subsidiaries owned and leased a total of approximately 104,402 square feet of restaurant, office, and other space for its principal facilities. Management believes that the Company's and its subsidiaries' facilities and equipment are modern and well maintained.

The locations and general description of the principal properties owned and leased by the Company and its subsidiaries are as follows:

-------------------------------------------------------------------------------------------------
                                                         Approximate Area
 Location             Primary Functions                  in Square Feet        Lease Expiration

-------------------------------------------------------------------------------------------------
 Phoenix,             Office                             2,115                 7/31/2000
    Arizona
-------------------------------------------------------------------------------------------------
 Scottsdale,          Buster's Restaurant Bar & Grill    9,123                 4/31/2000
    Arizona
-------------------------------------------------------------------------------------------------
 Brea,                Restaurant/Nightclub               11,000                6/30/2005
    California
-------------------------------------------------------------------------------------------------
 Burbank,             Restaurant/Nightclub               11,000                6/30/2010
    California
-------------------------------------------------------------------------------------------------
 Burlingame,          Restaurant/Nightclub               9,000                 12/31/2006
    California
-------------------------------------------------------------------------------------------------
 Citrus Heights,      Restaurant/Nightclub               10,600                9/14/2005
    California
-------------------------------------------------------------------------------------------------
 San Bernardino,      Restaurant/Nightclub               10,500                11/13/2002
    California
-------------------------------------------------------------------------------------------------
 Ixtapa               Raw Land                           8,748 sq. meters      Owned

-------------------------------------------------------------------------------------------------
 Las Vegas,           Restaurant/Nightclub               9,185                 12/31/2005
    Nevada      (1)
-------------------------------------------------------------------------------------------------
 La Mesa,             Restaurant/Nightclub               8,700                 12/31/2005
    California  (1)
-------------------------------------------------------------------------------------------------
 La Jolla,            Restaurant/Nightclub               9,000                 1/15/2000
    California  (1)
-------------------------------------------------------------------------------------------------

(1) These properties are currently subleased to unrelated third parties. The Company is a guarantor of the leases.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

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

      Two of the dissenting shareholders made a special appearance by Motion to Dismiss for lack of personal jurisdiction, Murray & Murray Co., L.P.A. Profit Sharing Plan, and Murray & Murray Co., L.P.A. After the remand from the Arizona Court of Appeals, the Maricopa County Superior Court held it had jurisdiction over the defendants in February, 1995. The defendants appealed the trial court decision to the Arizona Court of Appeals. The court again upheld the trial court decision. The defendants then appealed to the Arizona Supreme Court, which upheld the Court of Appeals' decision. The defendants sought review by the U.S. Supreme Court under a Writ of Certiorari. The was denied in February 1996.

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

      In the Second Quarter 1997, the court appointed two appraisers to determine the fair market value of the stock. One appraisal has not been completed to the date of this report.

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

      In March, 1998 the Court of Common Pleas issued an order dismissing the action as to all counts. The Plaintiffs have appealed the Court's decision.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
None.

PART II

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          ----------------------------------------------------------------------
MATTERS
-------

The following table sets forth the range of high and low closing bid prices for the Company's common stock as reported by the NASDAQ National Market System for the past two calendar years: (1)

-----------------------------------------------------------------------------
                                                            BID     ASK
    1997
    Quarter ended March 31, 1997                            5/8     1 3/8
    Quarter ended June 30, 1997                             5/8     1 3/8
    Quarter ended September 30, 1997                        3/4     1 5/8
    Quarter ended December 31, 1997                         3/4     1 5/8

    1996 (2)
    Quarter ended March 31, 1996                            5/8     1 3/8
    Quarter ended June 30, 1996                             5/8     1 3/8
    Quarter ended September 30, 1996                        5/8     1 3/8
    Quarter ended December 31, 1996                         3/4     1 3/8

-----------------------------------------------------------------------------

(1) All quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual trades.

(2)  Restated to reflect 4 for 1 reverse stock split effective June, 1996.

As of March 26, 1998, there were 774 holders of record of the Company's common stock. No dividends have been declared since December 1984, nor does the Company anticipate that any dividends will be declared in the foreseeable future.

The Company's shares are traded over the counter.

During 1996, the Company effected a 4 for 1 reverse stock split and an odd lot tender offer. Approximately 8200 shares were tendered to the Company.


ITEM 6.   SELECTED FINANCIAL DATA (in thousands, except per share data).
          -----------------------

The Company's selected consolidated financial data has been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business.

The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1993 through 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1993 through 1997 are derived from the audited financial statements of the Company.

Year Ended December 31
-----------------------------------------------------------------------------------------------------------
 OPERATING RESULTS:                                1993         1994        1995       1996         1997
 ------------------                                ----         ----        ----       ----         ----
 Net revenues                                   $   360      $19,004     $21,598    $22,407      $22,029

 Net income (loss)                              $27,623      $   435     $   294    $(3,723)     $(1,606)

 Net income (loss) per common share             $  9.36      $   .17     $   .12    $ (1.50)     $  (.64)

 Weighted average number of common
 stock outstanding                                2,947        2,458       2,489      2,486        2,472

-----------------------------------------------------------------------------------------------------------

Year Ended December 31
--------------------------------------------------------------------------------------------------------
 FINANCIAL POSITION:                              1993        1994        1995         1996        1997
 -------------------                              ----        ----        ----         ----        ----
 Working capital
    (deficiency)                               $ 2,636     $   574     $ 2,424      $ 1,118     $ 1,206

 Total assets                                  $23,126     $24,108     $24,878      $21,971     $10,405

 Long term debt, excluding                     $   515     $ 5,962     $ 7,345      $ 8,950     $   255
 current installments and
 amount subject to compromise

 Shareholders' equity                          $12,824     $11,494     $13,061      $ 8,530     $ 6,212
    (deficiency)
--------------------------------------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

RESULTS OF OPERATION

The Company has sold two of its divisions in 1997. Most of the Management's discussion and analysis will concern the remaining operational division, Restaurants.

Consolidated

The Company had a loss of $1,606,000 for the period ending December 31, 1997 as compared to a loss of $3,723,000 for the same period in 1996. Selling General and Administrative expenses have been reduced to $2,131,000 for the year ending December 31, 1997 or by 28% from $2,995,000 for the same period last year. Management believes further savings are possible but will not be as significant as in prior years.

There were several extraordinary losses recorded by the Company this year. The Company had invested in a low fare airline and its subsidiary in 1995. Both filed for protection under the U.S. Bankruptcy laws in 1997 and the value of the stock was written down to nothing this year. The Company had previously recorded a gain on sale of a portion of the securities in 1995.

Also, the Company loss $916,000 on the sale of its interest in the Real Estate development subsidiary. Management felt that the prospects of selling the Development for a profit both on a long term and short term basis were small. By selling to its minority investors in the project, the Company was able to stop the operational losses it had suffered in the Development.

Cash flow from operating activities improved from the year earlier period. But for the one time charges set forth above, the Company would have had a positive cash flow from operations. Cash flow for investing activities was also positive. However, a majority of this cash flow was provided by sale of the two subsidiaries and payments on the sale of the Mexican subsidiary in a prior year. The Company does not expect a significant contribution from investing activities in the future as it has returned to a core business.

Performance Restaurants Group, Inc.

Restaurants Gross Revenue rose $1,686,000 or 8% in 1997 as compared to 1996. This increase is attributed to the addition of units in 1997. Sales at stores open at least one year were approximately the same for both years.

Restaurant earnings, which are not adjusted to include corporate overhead, were $907,000 for the year ending December 31, 1997 as compared to a loss of $2,774,497 for restaurants for the year ending December 31, 1996. There was a one time charge of $1,795,054 in 1996 for the closure of the Las Vegas restaurant. Without the charge, Restaurants would have had a loss of $979,443 for the year ending December 31, 1996. The cost cutting measures undertaken in 1996 have helped the Restaurant division become a profitable operation for the Company.

In January, 1998, the Company signed an operational lease for the two Carlos Murphy's Restaurants in San Diego with an unrelated Third Party. Under the terms of the lease the company will receive $345,000 as rental in 1998 and $360,000 in 1999. The lessee will pay all operational expense for those restaurants. Management believes that the operating lease will provide greater cash flow through rental income than anticipated earnings for the upcoming year for these restaurants.

The Company expects restaurant earnings to remain strong throughout 1998 as it continues to monitor cost at the restaurant level. The Company has reduced its costs at the corporate level throughout the past two years. Further, cost cutting may be possible but will not offer as great a potential for savings as in years past.

Cash Flow for Restaurants was sufficient over the past year to meet the operating needs of the restaurant. Any expansion will call for additional funds. The Company would use its cash reserves, leases of furniture, fixtures and equipment, owner funded improvements to real property and bank financing, if available, for any expansion.

Performance Funding Corp.

The Company operated its Funding subsidiary through its sale in August 1997. Funding's earnings were down as a result of the loss of its marketing person in the spring of 1997. The Company was unable to find a suitable replacement. Revenues for the partial year 1997 were approximately $400,000 as compared to $623,000 for the full year in 1996. The 1997 revenues include approximately $200,000 received in payment for an account reserved for as bad debt. The decrease was attributable to the loss of clients during the year.

Performance Camelback Development Inc.

The Company sold its interest in December 1997 to the other members of the Limited Liability Company. Prior to the sale the Development had been nearly covering all of its operating cost. The Company did advance monies on two occasions but was repaid any sums advanced in the year. The Company had hoped to sell the Development to recoup its investment but no bona fide buyer was located.


LIQUIDITY AND CAPITAL RESOURCES

The Company has sufficient Cash flow to meet its current operating needs. The slowest period for Restaurants is the late spring and summer when sales are seasonally slow. During this period, the Company will use some of its cash reserve for operations. Over the past several years, tighter costs control has lessened the Company's reliance on cash reserves during this period. During 1997, the

Company has reviewed several proposals for new locations or restaurants for purchase. After review, none of the proposed locations met the Company's criteria for expansion. The Company is still seeking new locations for expansion.

In addition, the Company is contemplating changes at some of its underperforming units. Recently, the Company signed operating leases for its two Carlos Murphy's Restaurants in Southern California. Under the lease, the Lessee pays a rental of $360,000 per year for the two locations and pays all operating expenses. The result is positive cash flow in excess of projected profits from these stores for the two years of the lease.

In addition, the Company is reviewing several new concepts for two of the Bobby McGee's in California where sales have been trailing the other units. No decision has been made on the type of concept, although management has decided to make a change from its current operations. Several format changes are being reviewed including a steakhouse, an american grill concept and a seafood restaurant. A decision should be made in the second quarter and the conversion completed by September, 1998.

Management believes that most of the capital costs for expansion could be met through financing by way of loans, seller carry backs and leases for furniture, fixtures and equipment. If new restaurants are opened, the Company will use less of its cash reserves to open the new restaurant and more financing where available.

The Company sold its interest in Camelback Plaza Development in late 1997. As a result, the Company suffered a loss on the sale. The Company had hoped to sell this investment upon completion of construction. However, no sale was ever completed. The short term prospect of selling the development for a profit was reduced when two tenants vacated the premises. While one of the spaces has been leased again, it requires a significant cash outlay for tenant improvements prior to rental income being realized. Further, while the negative cash flow of the project had been significantly reduced, there was a possibility of further investment of capital until new tenants were in place and paying rent.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

The independent auditors' report on the Consolidated Financial Statements and Schedules listed in the accompanying index are filed as part of this report. See Index to Audited Consolidated Financial Statements and Schedules on page 16.


ITEM 9.   CHANGES IN AND DISAGREEMENTS  WITH INDEPENDENT  AUDITORS ON ACCOUNTING
          ----------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The Directors and Executive Officers of the Company as of December 31, 1997 were as follows:

--------------------------------------------------------------------------------
    NAME                                AGE        POSITION
--------------------------------------------------------------------------------

    JOE HRUDKA                          59         PRESIDENT

    EDMUND L. FOCHTMAN, JR. (1)         60         VICE PRESIDENT/CFO

    ALLEN L. HAIRE (1)                  55         DIRECTOR

    JONATHAN TRATT (1)                  39         DIRECTOR

    ROBERT A. CASSALIA                  45         SECRETARY
--------------------------------------------------------------------------------

All Directors are elected annually by the Company's shareholders and hold office until their successors are duly elected and qualified.

(1)  Member of the Audit Committee


Joe Hrudka is the founder and principal shareholder of the Company. Since 1981 he has served as the Chairman of the Board and a Director. Mr. Hrudka has served as Chief Executive Officer of the Company since November 1993. In 1997, he assumed the additional position of President. In 1964, Mr. Hrudka founded the original Mr. Gasket Company and served as Chairman of the Board and President until the Company was purchased by W.R. Grace in 1971. He was then employed as a Vice President of the Automotive Division of W.R. Grace from 1972 to 1974 and as a consultant to W.R. Grace during 1975 and 1976. From 1977 until the formation of the Company in 1981, Mr. Hrudka was a private investor. Mr. Hrudka had served as a director of Action Products, Inc., from 1987, and served as Secretary of Action Products, Inc., from October 1990 to May 1992. In November 1991, a receiver was appointed by the Maricopa County Superior Court, State of Arizona, to manage the assets of Action Products, Inc., at the request of a secured party. Action's assets were sold in May 1992 by the receiver. Mr. Hrudka has served as a Director of each of the subsidiaries since they have been formed.

Edmund L. Fochtman, Jr., has been a Vice President of the Company from June, 1997. Prior to this, he was President of the Company from May, 1993. He was an executive Vice President of the Company since January, 1992. He was Chairman of the Board of Directors and Chief Executive Officer of Action Products, Inc., a company engaged in manufacture and sale of fiberglass bodied mini-cars and sales of other promotional products from October 1986 until January 1992. From 1984 to 1986, Mr. Fochtman was a private investor. From 1976 to 1984, he served as Vice President of F.W. & Associates, Inc. In November 1991, a receiver was appointed by the Maricopa County Superior Court, State of Arizona, to manage the assets of Action Products, Inc., at the request of a secured party. Action's assets were sold in May 1992 by the receiver. Mr. Fochtman was elected a Director of the Company in June 1988 and as a director of each of the subsidiaries since 1993.

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

Robert A. Cassalia was hired by the Company as Assistant Secretary, in January of 1991. On May 4, 1993, he was elected Secretary. Before joining the Company Mr. Cassalia was General Counsel of Action Products, Inc., a manufacturer of fiberglass bodied mini-cars. Since October, 1986, he was in private practice in Phoenix, Arizona and Syracuse, New York.


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

Principal shareholders

The following tables sets forth the number and percentage of the outstanding shares of common stock beneficially owned as of March 29, 1997, by the only persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock.

Name and Address                     Number of Shares       Percent
of Beneficial Owner                  Beneficially Owned     of Class
-------------------                  ------------------     --------

Joe Hrudka

2701 E. Camelback Rd., Suite 210     1,689,241              69%

Phoenix,  AZ  85016


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Howard Gardner Consultants received $30,000 in 1996 from the Company for consulting services on financial and general business matters. Howard B. Gardner is a former officer and director of the Company. The fees are included in selling, general and administrative expenses in the statement of operations.

A Director of the Company earned a 3% commission of $90,000 from the sale of the Company's stock in its Mexican subsidiary during 1996. The commission is included in selling, general and administrative expenses in the accompanying statement of operations. Of the commission earned, $45,000 was paid during 1996. During 1997, the Company received a discount of $4,500 on the commission. The remaining balance of $37,500 was paid during 1997.

In August 1997, the Company sold its Factoring division to a new company including two present directors and officers of the Company, Joe Hrudka and Ed Fochtman, Jr. The sale was on terms at least as favorable as would have been realized in a sale to unrelated third parties.

In December of 1997, the Company sold its interest in the Camelback Plaza Development, L.C., to the other members of the limited liability company. The Company had tried to sell the development for over a year and was unsuccessful in finding a bona fide purchaser for the entire project. Management believes the sale to be on terms at least of favorable as would have been realized in a sale to unrelated third parties.

In 1997, the Company made two short term loans totaling $55,000 to Joe Hrudka. Mr. Hrudka has repaid the loans.

In December, 1997, the Company purchased shares of stock in the Company from Jonathan Tratt, a director, for $126,425.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
          ----------------------------------------------------------------

(1)  Index to Consolidated Financial Statements:

Independent Auditors' Reports


     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements - Years ended December 31, 1997, 1996 and 1995

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

10.51 Lease dated May 9, 1994, by and between Just for Feet, Inc. (Lessee) and Camelback Development L.C. (Lessor) dated May 9, 1994. As filed with the Company's report on Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference.

10.52 Lease dated June 30, 1994, by and between Blockbuster Music Retail, Inc. (Lessee) and Camelback Plaza Development, L.C. (Lessor). As filed with the Company's report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.53 Lease dated January 17, 1995 by and between Restaurants of America, Inc. (Lessee) and Camelback Plaza Development, L.C. (Lessor). As filed with the Company's report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.54 Design Build Lease Agreement dated December 18, 1992, by and between Hard Rock Cafe Investors, Ltd., XIV (Lessee) and Imprimis Partners II (Lessor) and amendment thereto dated September 26, 1994. As filed with the Company's report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.55 Offer to purchase Buster's Restaurant, Bar and Grill dated February 25, 1995, including a first assignment and Assumption of Lease and landlord's consent dated March 15, 1995, by and between Mercado Del Lago, L.L.C., Buster's & Company, Inc. and Performance Restaurants Group, Inc., and lease dated the 20th of November 1989 by and between Mercado Project Group, Inc., and lease dated the 20th of November 1989 by and between Mercado Project Limited (Lessor) and Buster's & Company, Inc. (Lessee), and Bill of Sales dated March 15, 1995. As filed with the Company's report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

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

                           - Retail Phase Construction Loan Agreement, dated June 24, 1994.

                           -        Retail Phase Promissory Note.

                           - Amendment to Retail Phase Construction Loan Agreement, Retail Phase Promissory note, and Retail Phase Deed of Trust, dated September 21, 1994.

                           - Retail Phase Leasehold Construction Deed of Trust and Security Agreement with Assignment of Rents and Fixtures Filing.

                           -        Assignment of Retail Leases.

          As filed with the Company's report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.57 Line of Credit Agreement dated July 19, 1995, by and between Performance Funding Corp. and Capital Factors, Inc., and Guarantee of Performance Industries, Inc. As filed with the Company's report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

10.58 Lease dated September 1, 1995, between Performance Restaurants of Nevada, Inc. and 1030 East Flamingo, L.L.C. As filed with the Company's report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

10.59 Second Amendment to Retail Phase Construction Loan Agreement dated October 31, 1995 by and between Camelback Plaza Development, L.C. and Norwest Bank. As filed with the Company's report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

10.60 Tenth Amendment to Restaurant Phase Construction Loan Agreement dated October 31, 1995, by and between Camelback Plaza Development, L.C. and Norwest Bank. As filed with the Company's report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

10.61 Cash Collateral Agreement by and between Performance Industries, Inc., and Norwest Bank dated October 31, 1995. As filed with the Company's report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

10.62 Promissory Note, Deed of Trusts, Assignment of Lease and Rents by and between the Camelback Plaza Development L.C. and Boston Capital Mortgage dated as of November 1, 1996 for the sum of $7,250,000 on the property of the subsidiary at 2621 E. Camelback Rd., Phoenix, AZ. As filed with the Company's report on Form 10-K for the year ended December 31, 1996, and are incorporated herein by reference.

10.63 Stock Purchase Agreement, dated February 28, 1996, Letter Amendment there to dated March 20, 1996, Letter Amendment there to dated July 15, 1996, and Deposit Escrow Agreement between Markwood L.L.C. as Buyer and the Company as seller of stock in its wholly owned subsidiary Fabricaciones Metalicas Mexicanas - S.A. As filed with the Company's report on Form 10-K for the year ended December 31, 1996, and by reference incorporated herein.

22.       Subsidiaries of the Registrant.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 7, 1998                        Performance Industries, Inc.

                                            By: /s/ Joe Hrudka
                                                ------------------------------
                                                Joe Hrudka
                                                President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 7th day of April, 1998, by the following persons on behalf of the Registrant in the capacities indicated:



By: /s/ Joe Hrudka                          Chairman of the Board, President and
   -----------------------------            Director
    Joe Hrudka

By: /s/ Edmund L. Fochtman, Jr.             Vice President, CFO and Director
   -----------------------------
    Edmund L. Fochtman, Jr.


By: /s/ Allen L. Haire                      Director
   -----------------------------
    Allen L. Haire


By: /s/ Jonathan Tratt                      Director
   -----------------------------
    Jonathan Tratt

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


--------------------------------------------------------------------------------
                                    CONTENTS
--------------------------------------------------------------------------------



                                                             PAGE

         INDEPENDENT AUDITOR'S REPORT                         17


         CONSOLIDATED FINANCIAL STATEMENTS:
         ----------------------------------

         BALANCE SHEETS                                       18


         STATEMENTS OF OPERATIONS                             19


         STATEMENTS OF SHAREHOLDERS' EQUITY                   20


         STATEMENTS OF CASH FLOW                              21


         NOTES TO FINANCIAL STATEMENTS                        23

Board of Directors and Shareholders
Performance Industries, Inc.
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

              We have audited the accompanying consolidated balance sheets of Performance Industries, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




TOBACK CPAs, P.C.
Phoenix, Arizona
March 20, 1998

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                           DECEMBER 31, 1997 AND 1996

                                             ASSETS
                                                                                 1997        1996
                                                                               --------    --------
Current assets:
    Cash and cash equivalents                                                  $  2,815    $  1,136
    Restricted cash (Note 2)                                                       --           409
    Securities available for sale (Note 3)                                         --           722
    Accounts and other receivables, less allowance for
       doubtful accounts of $14 and $36, respectively (Note 5)                      410         503
    Current portion of receivables from sale of businesses,
       net of allowance (Notes 4 and 5)                                             269       1,356
    Factored accounts receivable, net of allowance for
       doubtful accounts of $283 and $417, respectively (Notes 5 and 14)            261       1,139
    Inventories                                                                     313         328
    Prepaid expenses and other current assets                                       227         192
    Deferred income taxes (Note 13)                                                  64        --
    Real estate held for sale (Notes 6 and 9)                                       785        --
                                                                               --------    --------
           Total current assets                                                   5,144       5,785

Receivables from sale of businesses, less current portion,
    net of allowance (Notes 4 and 5)                                               --           119
Investment in real estate (Notes 6, 9, and 14)                                     --         9,481
Deferred income taxes (Note 13)                                                   1,227       1,460
Property and equipment (Notes 7 and 9)                                            2,757       3,084
Other assets (Note 8)                                                             1,277       2,042
                                                                               --------    --------
           Total assets                                                        $ 10,405    $ 21,971
                                                                               ========    ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations (Note 9)   $  1,051    $    547
    Accounts payable                                                                637       1,000
    Accrued employment costs                                                        476         491
    Accrued expenses and other current liabilities (Note 10)                        666       1,339
    Factored receivables reserve                                                     61         286
    Liabilities subject to compromise (Notes 11 and 19)                             797         754
    Foreign tax liability                                                           250         250
                                                                               --------    --------
           Total current liabilities                                              3,938       4,667

Long-term debt and capital lease obligations, less current portion (Note 9)         255       8,403
Commitments and contingencies (Notes 12, 18, 19 and 21)
Minority interest (Notes 6 and 14)                                                 --           371
Shareholders' equity:
    Preferred stock, par value $1.00 per share; authorized
       100,000 shares; none issued                                                 --          --
    Common stock, no par value; authorized 5,000,000
       shares; issued 3,157,332 shares; outstanding 2,377,889
       and 2,481,264, respectively (Notes 15 and 16)                             31,202      31,202
    Accumulated deficit                                                         (21,745)    (20,139)
    Unrealized holding gains on securities available for sale,
        net of income taxes (Note 3)                                               --           443
                                                                               --------    --------
                                                                                  9,457      11,506
    Treasury stock at cost (Note 16)                                             (3,245)     (2,976)
                                                                               --------    --------
       Total shareholders' equity                                                 6,212       8,530
                                                                               --------    --------
           Total liabilities and shareholders' equity                          $ 10,405    $ 21,971
                                                                               ========    ========

                     The accompanying notes are an integral
               part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             1997           1996           1995
                                                         -----------    -----------    -----------
Revenues                                                 $    22,029    $    20,344    $    19,357

Cost of revenues                                             (20,753)       (19,949)       (18,668)
Selling, general and administrative expenses (Note 20)        (2,131)        (2,995)        (2,672)
Interest expense                                                (134)          (156)           (93)
Other income (expenses), net                                     231            132          1,012
Loss on closure of restaurants (Note 17)                        --           (1,795)          --
                                                         -----------    -----------    -----------

Loss from continuing operations
    before income taxes                                         (758)        (4,419)        (1,064)

Income tax (expense) benefit (Note 13)                          (318)          (591)           148
                                                         -----------    -----------    -----------

Loss from continuing operations                               (1,076)        (5,010)          (916)

Income (loss) from discontinued operations (Note 14)            (530)         1,287          1,210
                                                         -----------    -----------    -----------

Net (loss) income                                        $    (1,606)   $    (3,723)   $       294
                                                         ===========    ===========    ===========

Income (loss) per common share:
    Continuing operations                                $      (.44)   $     (2.02)   $      (.36)
    Discontinued operations                                     (.21)           .52            .48
                                                         -----------    -----------    -----------

Net income (loss) per common share                       $      (.65)   $     (1.50)   $       .12
                                                         ===========    ===========    ===========

Average number of shares outstanding                       2,472,649      2,486,086      2,489,530
                                                         ===========    ===========    ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              Common                 Treasury                         Unrealized
                                                               Stock                   Stock                       holding gains on
                                                       ---------------------   ----------------------                 securities
                                                                     Number                  Number     Accumulated  available for
                                                        Amount     of shares    Amount      of shares     Deficit        sale
                                                       ---------   ---------   ---------    ---------    ---------    ---------
Balance, January 1, 1995                               $  31,202   3,157,332   $  (2,998)     699,052    $ (16,710)   $    --
   Net income                                               --          --          --           --            294         --
   Adjustment to treasury stock purchased
                                                            --          --            47      (31,250)        --           --
   Holding gain on securities available
       for sale, net of income taxes
                                                            --          --          --           --           --          1,226
                                                       ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1995                                31,202   3,157,332      (2,951)     667,802      (16,416)       1,226
   Net loss                                                 --          --          --           --         (3,723)        --
   Treasury stock purchased (Note 16)                       --          --           (25)       8,266         --           --
   Holding loss on securities
   available for sale, net of                               --          --          --           --           --           (783)
                                                       ---------   ---------   ---------    ---------    ---------    ---------
   income taxes
Balance, December 31, 1996                                31,202   3,157,332      (2,976)     676,068      (20,139)         443
   Net loss                                                 --          --          --           --         (1,606)        --
   Treasury stock purchased (Note 20)                       --          --          (269)     103,375         --           --
   Holding loss on securities
   available for sale, net of                               --          --          --           --           --           (443)
                                                       ---------   ---------   ---------    ---------    ---------    ---------
   income taxes (Note 3)
Balance, December 31, 1997                             $  31,202   3,157,332   $  (3,245)     779,443    $ (21,745)   $    --
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

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997       1996       1995
                                                             -------    -------    -------
Cash flows from operating activities:
    Net income (loss)                                        $(1,606)   $(3,723)   $   294
    Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
         Depreciation                                            699      1,020        788
         Gain on sale of securities available for sale          --         --         (343)
         Loss on settlement of receivables from sale of
           business                                               88         99       --
         Impairment loss on real estate held for sale            375       --         --
         Loss on disposal of restaurants                        --        1,795       --
         Gain on sale of Mexican subsidiary                     --       (1,219)      --
         Loss on sale of real estate subsidiary                  916       --         --
         Gain on sale of factoring subsidiary                     (3)      --         --
         Loss on investment in preferred stock                   120       --         --
         Loss on securities available for sale                   207       --         --
         Minority interest in loss from subsidiary               (82)       (43)        (2)
         Adjustments and changes in estimates for
           receivables related to previously
           discontinued businesses                              --         --         (480)
         Loss on sale of property and equipment                   92         70       --
         Provision for allowance for doubtful accounts            88        416        133
         Changes in assets and liabilities (net of changes
           related to discontinued operations):
           Accounts receivable                                  (152)       (94)       (62)
           Factored accounts receivable, net of reserve           (7)       276      1,836
           Inventories                                            15         (6)       (17)
           Prepaid expenses and other current assets            (405)      (305)      (121)
           Other assets                                          477       (321)       (75)
           Accounts payable                                     (359)      (260)      (214)
           Accrued employment costs                              (15)      --         --
           Foreign tax liability                                --          250       --
           Other current liabilities, net                       (673)       205     (1,450)
           Liabilities subject to compromise                      43       --         --
           Deferred income taxes                                 231        548          3
                                                             -------    -------    -------
             Net cash (used in)
                provided by operating activities                  49     (1,292)       290
                                                             -------    -------    -------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997       1996       1995
                                                          -------    -------    -------
Cash flows from investing activities:
    Changes in restricted cash                            $   409    $ 1,358    $ 1,633
    Payments received on receivables from sale
      of businesses                                         1,118      1,305        709
    Proceeds from sale of securities available for sale      --         --          387
    Investment in real estate                                --         (283)    (3,250)
    Purchase of property and equipment                       (466)    (1,486)      (960)
    Net proceeds from sale of:
      Mexican subsidiary                                     --          837       --
      Real estate operations                                  560       --         --
      Factoring operations                                    513       --         --
      Property and equipment                                 --          147       --
      Other assets held for sale                             --            6       --
    Payment for purchase of restaurant assets                --         (240)      (450)
    Investment in preferred stock                            --         (120)      --
    Loan to officer                                           (55)      (150)      --
    Repayment of officer loan                                  55        150       --
    Other, net                                                166       (192)        (5)
                                                          -------    -------    -------
           Net cash provided by (used in)
             investing activities                           2,300      1,332     (1,936)
                                                          -------    -------    -------

Cash flows from financing activities:
    Proceeds from borrowings                                 --        2,659      1,115
    Repayments of borrowings                                 (401)    (1,949)      (247)
    Changes in treasury stock                                (269)       (25)        47
                                                          -------    -------    -------
           Net cash (used in) provided by
              financing activities                           (670)       685        915
                                                          -------    -------    -------

Net increase (decrease) in cash and cash equivalents        1,679        725       (731)

Cash and cash equivalents, beginning of year                1,136        411      1,142
                                                          -------    -------    -------

Cash and cash equivalents, end of year                    $ 2,815    $ 1,136    $   411
                                                          =======    =======    =======

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

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization and summary of significant accounting policies:

      Business:

      Performance  Industries,  Inc. (the Company) is the parent  company of its wholly-owned subsidiaries Performance Restaurant Group, Inc. (restaurant company), Performance Funding Corp. (factoring company), Performance Camelback Development Corp. (real estate company). Performance Camelback Development had a 72% ownership interest in Camelback Plaza Development Corp., L..L.C., an Arizona Limited Liability Company during 1996 and 1995.

      During 1997, Performance Funding Corp., (a factoring company) discontinued
         its operations. The Company sold the majority of its factored receivables to a related corporation (see Note 20). The Company has accounted for the disposition of these assets as discontinued operations (see Note 14).

      Also during November 1997, Performance Camelback Development Corp. sold its 72% interest in Camelback Plaza Development Corp., L.L.C. Camelback Plaza Development Corp., L.L.C. owns and operates a retail and restaurant property in Phoenix, AZ. The Company has accounted for this disposition as discontinued operations (see Note 14).

      At December 31, 1997, the Company is primarily a restaurant company with restaurant locations in Arizona and California.

      Principles of consolidation:

      The consolidated financial  statements include the accounts of Performance
         Industries, Inc. and its wholly-owned subsidiaries and its majority owned real estate limited liability company. All significant intercompany balances and transactions are eliminated in consolidation.

      Cash equivalents:

      The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

      Fair value of financial instruments:

      The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

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

      Advertising:

      Advertising costs are charged to operations as incurred. The Company incurred advertising expense of approximately $334,000, $408,000 and $425,000 during 1997, 1996 and 1995, respectively.

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

      Investment in real estate:

      Investment in real estate and real estate held for sale represents the cost of certain real estate held for future development or sale.

      Income (loss) per common share:

      Income (loss) per common share is based upon the weighted average number of shares outstanding. The assumed exercise of employee stock options does not result in material dilution.

      Reclassifications:

      Certain reclassifications have been made to the financial statements for 1996 and 1995 to conform to the financial statement classifications for 1997.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.    Restricted cash:

      In November 1996, the Company entered into an agreement with the minority shareholders in the Camelback Plaza Development, L.L.C. for the rights to purchase the Company's interest in the L.L.C. The agreement contained a provision that restricted the use of a portion of the proceeds from the refinancing of the real estate project. The cash was used to fund operating expenses of the project. The restrictions were entirely released on April 1, 1997.

3.    Securities available for sale:

      During 1993, the Company invested $250,000 in the common stock of a start-up airline company.

      In 1995, a portion of the stock became marketable as a result of a public stock offering by the airline. The common stock that was marketable was sold for a gain of approximately $343,000 in 1995. The remaining securities became available for sale in May 1997 subject to certain SEC limitations.

      During 1997,  the airline  filed  petitions for relief under Chapter 11 of the Federal bankruptcy laws. Subsequent to this filing, the airline converted the filing to a Chapter 7 liquidation. As a result, the Company realized a loss on the original investment in the common stock of approximately $207,000 during 1997, which is included in other income (expense) in the accompanying consolidated statements of operations. Also, as a result of this liquidation, unrealized holding gains associated with the airline stock of $515,000 were eliminated in 1997.

4. Receivables from sale of businesses:

      Receivables  from  sale  of  businesses   consist  of  the  following  (in
         thousands):

                                                                1997      1996
                                                                ----      ----
      Note   receivable,   corporation,   interest  at  10%,
         principal  and  interest  payments  due in  monthly
         installments  of  approximately   $120,000  through
         January  1998,  secured by stock of former  Mexican
         subsidiary. The corporation has currently suspended
         payments  on  the  note  until  clarification  of a
         certain lease agreement  related to real estate the
         corporation  acquired  in  the  sale  is  resolved.
         Management  believes  that the note will be paid in
         full in 1998. (See Note 6)

                                                                $ 269     $1,475

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.    Receivables from sale of businesses, continued:

                                                              1997        1996
                                                            -------     -------

      Notes settled during 1997                                --           123
                                                            -------     -------
                                                                269       1,598
      Less allowance for doubtful accounts                     --          (123)
                                                            -------     -------
                                                                269       1,475
      Less current portion                                     (269)     (1,356)
                                                            -------     -------
                                                            $  --       $   119
                                                            =======     =======

5.    Allowances for doubtful accounts:

      The changes in allowances for doubtful accounts are as follows (in thousands):


                                                   1997       1996       1995
                                                  -------    -------    -------

      Balance at beginning of year                $   576    $   514    $ 1,016
      Additions charged to cost and expenses           88        416        133
      Reduction of estimated allowances from
        discontinued operations                      --         --         (480)
      Accounts written off                           (163)      (354)      (163)
      Reduction of allowance credited to costs
        and expenses                                 (204)      --         --
                                                  -------    -------    -------
      Balance at end of year                      $   297    $   576    $   506
                                                  =======    =======    =======

      The allowances for doubtful accounts include allowances for accounts and other receivables, receivables from sale of businesses, and factored accounts receivable.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.    Investment in real estate:

      Investment in real estate included in the 1997 and 1996 consolidated balance sheets is as follows:

                                                1997      1996
                                               -------   -------
         Rental real estate                    $  --     $ 8,751
         Less accumulated depreciation            --        (430)
                                               -------   -------
                                                  --       8,321

         Real estate held for sale                 785     1,160
                                               -------   -------

                                               $   785   $ 9,481
                                               =======   =======

         Summaries  of  real  estate   transactions   and  related   accumulated
          depreciation are as follows (in thousands):

         Real estate:                            1997        1996
                                               --------    --------

         Balance at beginning of year          $  9,911    $ 12,149
                                               --------    --------
           Additions during the year:
             Ground lease fees                     --            99
             Tenant improvements                   --           291
                                               --------    --------
                Total additions                    --           390
                                               --------    --------
                                                  9,911      12,539
           Reductions during the year:
             Cost of real estate sold            (8,735)     (2,619)
             Impairment loss                       (375)       --
             Other                                  (16)         (9)
                                               --------    --------
             Total reductions                    (9,126)     (2,628)
                                               --------    --------
         Balance at end of year                $    785    $  9,911
                                               ========    ========

         Accumulated depreciation:               1997        1996       1995
                                               --------    --------   --------
         Balance at beginning of year          $    430    $  1,076   $    862
           Additions during the year:
             Depreciation                           244         320        214

           Reductions during the year:
             Disposals                             (674)       (966)      --
                                               --------    --------    --------
         Balance at end of year                $   --      $    430    $  1,076
                                               ========    ========    ========

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.    Investment in real estate, continued:

      Real estate  held for sale as of  December  31,  1997  represents  land in
         Ixtapa, Mexico. The Company plans to sell the land and has discontinued making payments on a note payable secured by the land (see Note 9). Because the Company is in default on the note, the carrying cost of the land has been reduced to the balance of the note plus accrued interest. The impairment loss included in other income (expense) in the accompanying December 31, 1997 consolidated statement of operations is approximately $375,000.

      The Company's real estate subsidiary previously owned a 72% interest in a retail and restaurant project in Phoenix, Arizona. The subsidiary completed the project in 1995 and sold its interest in the project during 1997.

      During 1996, the Company sold its stock in its Mexican subsidiary. The subsidiary held an ownership interest in rental real estate in Mexico.

      The operating income and losses and the gains and losses from the sale of its real estate operations are included in discontinued operations in the accompanying consolidated statements of operations (see Note 14).

7.    Property and equipment:

      The components of property and equipment consist of the following (in thousands):

                                                   1997       1996
                                                 -------    -------
           Restaurant equipment                  $ 1,445    $ 1,315
           Furniture and fixtures                    692        678
           Transportation equipment                  438        400
           Leasehold improvements                  1,875      1,783
           Equipment held under capital leases       219        219
                                                 -------    -------
                                                   4,669      4,395
           Less accumulated depreciation          (1,912)    (1,311)
                                                 -------    -------
                                                 $ 2,757    $ 3,084
                                                 =======    =======

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.    Other assets:

      Other assets consist of the following (in thousands):

                                                          1997     1996
                                                        ------   ------
           Classic automobiles                          $  206   $  206
           Deposits and other                              136      314
           Investment in preferred stock                  --        120
           Lease incentives, net of accumulated
             amortization of $9 for 1996 (Note 14)        --        117
           Liquor licenses                                 191      191
           Loan acquisition costs, net of accumulated
             amortization of $87 for 1996 (Note 14)       --        360
           Restaurant small wares                          404      404
           Restaurant equipment available for sale         340      330
                                                        ------   ------
                                                        $1,277   $2,042
                                                        ======   ======

      During 1996, the Company invested $120,000 in the preferred stock of a closely held regional airline. The investment was written off during 1997 as the airline ceased operations and filed petitions for relief under Chapter 11 of the Federal bankruptcy laws. The loss is included in other income (expenses) on the accompanying consolidated statements of operations.

9.    Long-term debt and capital lease obligations:

      Long-term debt and capital lease obligations consist of the following (in thousands):

                                                                                   1997       1996
                                                                                 -------    -------
      Notepayable,  Mexican  corporation,  with interest at prime plus 3-7/8%, with  monthly  principal  payments of $6,000 plus  interest  through
          December 2006,  secured by real estate (see Note 6). The company has discontinued making the required payments on this note. As a result, the entire note balance has been classified as current
                                                                                 $   708    $   720

      Unsecured note payable,  State of California,  with interest at 6%, with monthly  principal  payments of $25,000 plus  interest  through June
          1999
                                                                                     450        750

      Capital lease obligations (Note 12)                                            148        187

      Notes settled during 1997 (Note 14)                                           --        7,293
                                                                                 -------    -------
                                                                                   1,306      8,950
      Less current portion                                                        (1,051)      (547)
                                                                                 -------    -------
                                                                                 $   255    $ 8,403
                                                                                 =======    =======

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.    Long-term debt and capital lease obligations, continued:

      Cash paid for interest was approximately $102,000, $818,000, and $700,000 during 1997, 1996 and 1995, respectively.

      Approximate future maturities of long-term debt, excluding capital lease obligations, for the next five years as of December 31, 1997 are as follows (in thousands):

            1998                                        $        1,008
            1999                                                   150

10.   Accrued expenses and other current liabilities:

      At December 31, 1997 and 1996, the components of accrued expenses and other current liabilities consist of the following (in thousands):

                                                              1997     1996
                                                             ------   ------

      Gift certificates and advance
         customer deposits                                   $  106   $   86
      Litigation settlements and estimated claims  (Note 18)    117      619
      Product liability costs                                    66       85
      Sales taxes payable                                       145      133
      Other accruals                                            232      416
                                                             ------   ------

                                                             $  666   $1,339
                                                             ======   ======

11.   Liabilities subject to compromise:

      From April 21, 1991  through  May 4, 1993,  Performance  Industries,  Inc.
         (formerly Mr. Gasket Company) operated as debtor-in-possession under the supervision of the Bankruptcy Court. In Chapter 11, the shareholders' interests and substantially all liabilities as of the filing date were subject to compromise.

      Additions or deletions to the claims (liabilities subject to compromise) may arise from the determination by the Bankruptcy Court or agreement by parties in interest of allowed claims for contingencies and disputed collateral and amounts. The Company is in the process of negotiating settlements of the final claims outstanding. Liabilities subject to compromise at December 31, 1997 consist primarily of environmental remediation and tax liabilities.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.   Leases:

      As lessee:
      ---------

      The Company's restaurant subsidiary leases ten restaurant locations under operating leases including one restaurant location which closed during 1996. These leases expire at various dates through 2010 and require aggregate annual payments of approximately $1,400,000. The leases also contain provisions for contingent rental payments ranging from 3% to 9% of sales. During 1997 and 1996, the restaurants incurred contingent rentals of approximately $331,000 and $358,000, respectively.

      The Company's restaurant subsidiary also leases certain equipment under capital leases. The leases require aggregate monthly payments of approximately $4,600 through May 2001.

      The Company and its subsidiaries also lease their office space and two warehouse facilities under operating leases. These leases require aggregate monthly payments of approximately $9,000 and expire at various dates through 2000.

      Future minimum lease payments for capital leases and noncancelable operating leases as of December 31, 1997 are as follows (in thousands):

                                                           Capital  Operating
                                                            leases    leases
                                                            ------    ------

            1998                                           $    56   $ 1,489
            1999                                                56     1,329
            2000                                                47     1,183
            2001                                                 9     1,134
            2002                                                 -     1,123
          Thereafter                                             -     3,713
                                                           -------   -------

                                                               168   $ 9,971
                                                                     =======
          Less amount representing interest                    (20)
                                                               ---

          Present value of future minimum lease
            payments on capital leases                     $   148
                                                           =======

      Rent expense for operating leases was approximately $1,862,000, $1,818,000 and $1,723,000 for 1997, 1996 and 1995, respectively.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.   Leases, continued:

      Subsequent to December 31, 1997, the Company has subleased three of its restaurant locations to unrelated restaurant companies in California and Nevada (see Note 21). The subleases provide for monthly payments of approximately $45,000 beginning in February and April 1998 and expire from January 2000 through December 2005. Approximate minimum future rentals to be received on noncancelable subleases for each of the next five years are as follows:

                           1998                                   $  442,000
                           1999                                      540,000
                           2000                                      210,000
                           2001                                      180,000
                           2002                                      180,000
                           Thereafter                                525,000
                                                                  ----------

                           Total minimum future rentals           $2,077,000
                                                                  ==========

13.   Income taxes:

      The Company adopted Statement of Financial  Accounting  Standards No. 109,
         Accounting for Income Taxes as of January 1, 1995. There was no cumulative effect on prior years from the change in accounting for income taxes.

      The provision for income tax expense consists of the following (in thousands):

                                           1997     1996     1995
                                          -----    -----    -----
              Federal:
                Current                   $--      $--      $--
                Deferred                   (231)    (548)      (3)
              Foreign                      --       (250)     (16)
              State and local              --         (2)      (2)
                                          -----    -----    -----

              Total income tax expense    $(231)   $(800)   $ (21)
                                          =====    =====    =====

              Allocated to:
                Continuing operations     $(318)   $(591)   $ 148
                Discontinued operations      87     (209)    (169)
                                          -----    -----    -----

                                          $(231)   $(800)   $ (21)
                                          =====    =====    =====

      Foreign income taxes represent an estimate of the Mexican income tax on the sale of the Company's Mexican subsidiary in 1996.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.   Income taxes, continued:

      Thefollowing is a reconciliation  between the income tax (expense) benefit from continuing operations and income taxes calculated at the statutory federal income tax rate of 34% for continuing operations (in thousands):

                                                      1997       1996     1995
                                                     -----    -------    -----

           Income tax benefit at statutory rate      $ 247    $ 1,502    $ 362
           Foreign and state income taxes             --         (252)     (18)
           Tax effect of valuation allowance
             on deferred tax assets                   (212)    (1,841)    (202)
           Reduction of net operating loss and tax
             credit carryforwards net of valuation
             allowance                                (353)      --       --
           Other                                      --         --          6
                                                     -----    -------    -----

           Income tax (expense) benefit from
             continuing operations                   $(318)   $  (591)   $ 148
                                                     =====    =======    =====

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carry forwards. Significant components of the Company's net deferred tax assets consist of the following (in thousands):

                                                             1997        1996
                                                           --------    --------
        Current deferred tax assets (liabilities):
          Reserves not currently deductible                $    373    $    332
          Unrealized holding losses (gains) on investment        82         (72)
                                                           --------    --------
                                                                455         260
          Valuation allowance                                  (391)       (260)
                                                           --------    --------

             Net current deferred tax asset                $     64    $   --
                                                           ========    ========

        Non-current deferred tax assets (liabilities):
          Difference between book and tax bases of assets  $    703    $    255
          Contribution carryforwards                             27          24
          Net operating loss carryforwards                    7,971       9,477
          General business credit carryforwards                  66         414
                                                           --------    --------
                                                              8,767      10,170
          Valuation allowance                                (7,540)     (8,710)
                                                           --------    --------
             Net non-current deferred tax asset            $  1,227    $  1,460
                                                           ========    ========

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.   Income taxes, continued:

      The deferred income tax liability related to unrealized holding gains on securities available for sale decreased by $72,000 during 1997 and a deferred tax asset was recognized as a result of the loss recognized on the Company's investment in securities available for sale.

      The Company has recorded a net deferred tax asset as of December 31, 1997 of $1,291,000 primarily reflecting the benefits of net operating loss carryforwards. Realization is dependent upon generating sufficient taxable income prior to the expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During 1997, the Company lost the benefit of a portion of its net operating loss carryforwards and general business credits due to reaching the expiration date of the carryforwards.

      The Company has available at December 31, 1997, federal net operating loss carryforwards and unused general business credits, which may provide future tax benefits as follows (in thousands):

                                     Unused         Unused federal
                                   federal net          general
                    Year of       operating loss        business
                   expiration     carryforwards         credits
                   ----------     -------------         -------

                      2003           $   --               $  37
                      2005             2,585               --
                      2006             3,866               --
                      2007             7,015               --
                      2008             2,967               --
                      2009             3,917                 29
                      2010             1,231                 30
                      2011               489               --
                      2012               986
                                     -------              -----

                                     $23,056              $  96
                                     =======              =====

      The Company has net operating carryforwards for state income tax purposes of approximately $4,000,000 which expire through 2002.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.   Discontinued operations:

      Discontinued operations:

      During 1997, the Company sold its real estate operations and its factoring business. As a result, net sales, costs of sales, income and expenses related to those segments have been recorded as discontinued operations in the accompanying consolidated statements of operations. The sales of the businesses are described below.

      Real estate operations:

      In November  1997,  the Company sold its 72%  interest in Camelback  Plaza
         Development Corp., L.L.C., to the minority shareholders. The net cash sales price for its 72% interest was $709,000. The significant assets disposed of by the Company for which the subsidiary held an ownership interest included rental estate with a carrying value of approximately $8,000,000. Along with the real estate acquired, the associated note payable of approximately $7,200,000 was assumed by the buyer.

      Camelback  Plaza  Development  had gross rental  revenue of  approximately
         $1,142,000 and $801,000 for the years ending December 31, 1996 and 1995, respectively. For the eleven months prior to the sale in 1997, Camelback Plaza Development had gross rental revenues of $934,000. Percentage rental income earned was approximately $84,000, $173,000 and $80,000 for 1997, 1996 and 1995, respectively. Any income or loss from operations is included in income (loss) from discontinued operations.

      During  1996,  the  Company  sold  its  stock in its  Mexican  subsidiary,
         Fabricaciones Metalicas Mexicanas, S. A. (FMMSA). The total sales price for the shares was $3,000,000, including $1,000,000 in cash and a note receivable of $2,000,000 (See Note 4). The significant assets disposed of by the Company for which the subsidiary held an ownership interest included rental real estate with a carrying value of approximately $1,500,000. The gain on the sale, net of selling costs, was approximately $1,200,000 for 1996 and is included in income (loss) from discontinued operations.

      FMMSA had gross rental revenues of approximately $524,000 and net income of approximately $195,000 for the year ending December 31, 1995. For the seven months prior to the sale in 1996, FMMSA had gross rental revenue of approximately $384,000 and income from operations before income taxes of approximately $219,000. The income from operations is included in income (loss) from discontinued operations.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.   Discontinued operations, continued:

      Factoring:

      In August  1997,   the  Company   discontinued   operating  its  factoring
         subsidiary and sold substantially all of the net assets of its factoring business, including factored accounts receivable, equipment and intangible assets, to a related company, Performance Funding, L.L.C. (see Note 20). The buyer also assumed the obligations of the factoring business upon sale. The net selling price was approximately $513,000 in the form of cash. At December 31, 1997, factored accounts receivables remaining were approximately $260,000, net of an allowance for doubtful accounts of approximately $345,000. The buyer has agreed to collect the remaining receivables for a 5% collection fee based on payments collected.

      Revenues of the factoring operation were approximately $508,000 and $1,024,000 for 1996 and 1995, respectively. Revenues for the eight months prior to the sale in 1997 were approximately $400,000. The income (loss) from the operation of the factoring business is included in income (loss) from discontinued operations.

      The caption  "Income   (loss)  from   discontinued   operations"   in  the
         accompanying consolidated statements of operations for the years ended December 31, consists of the following (in thousands):

                                                                1997                    1996                   1995
                                                             -----------             -----------             ----------
(Loss) income from operations of real estate
  subsidiaries, net of income tax                            $  (118,000)            $   360,000             $  191,000

(Loss) gain on sales of real estate subsidiaries,
  net of income tax                                             (670,000)              1,053,000                   --

Income (loss) from operations of
  factoring subsidiaries, net of income tax                      255,000                (126,000)               581,000

Gain on the sale of factoring operations                           3,000                    --                     --

Adjustments to reserves from previously
  discontinued automotive operations net
  of income tax                                                     --                      --                  438,000
                                                             -----------             -----------             ----------

                                                             $  (530,000)            $ 1,287,000             $1,210,000
                                                             ===========             ===========             ==========

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

      At December 31, 1997, all outstanding options were exercisable and 62,500 shares were available for future grant. The weighted average remaining contractual life of the outstanding options is approximately nine years.

      A summary of transactions with respect to the stock option plan follows:

                                    Number       Range of     Weighted average
                                   of shares  exercise prices  exercise price
                                   --------   ---------------  --------------

Balance at January 1, 1997          307,500   $.88 to $.96       $   .90
Issued                              167,500   $.88 to $.96       $   .89
Exercised                              --
Cancelled                           (37,500)  $.88               $   .88
                                   --------

Balance at December 31, 1997        437,500   $.88 to $.96       $   .90
                                   ========

16.   Reverse stock split:

      During 1996, the Company approved a one-for-four reverse stock split of its issued and outstanding common stock. In conjunction with the reverse stock split, the Company also approved an offer to purchase shares of the Company's stock held by shareholders with holdings of less than 100 shares. The Company purchased 8,266 treasury shares in 1996 as a result of the offer.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


17.   Restaurant closures:

      During 1996, the Company opened a new restaurant in Las Vegas, Nevada. The
         Company incurred total costs of approximately $1,500,000 related to the restaurant, including leasehold improvements, restaurant equipment and pre-opening costs. The Company also has a lease obligation for the restaurant building which requires annual payments totalling approximately $180,000 per year through December 2005. Operations of the restaurant included sales of approximately $809,000 and losses of approximately $360,000 during 1996. In October 1996, management determined that the location could not generate sufficient revenue to become a profitable operation and closed the restaurant. Accordingly, the Company recorded a loss resulting from the closure of the restaurant of approximately $1,255,000 in 1996. At December 31, 1996, management estimated future costs of the disposal for additional rental liabilities to be $80,000. These costs are included in the recorded loss on closure of restaurants and in accrued expenses and other current liabilities on the accompanying consolidated balance sheet for 1996. Additional costs incurred during 1997 were approximately $100,000 related to the Las Vegas restaurant and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Management does not anticipate significant costs of disposal at December 31, 1997 (see Note 21).

      During 1996, the Company also closed a restaurant in San Ramon, California due to the inability of the restaurant operation to generate positive cash flow. Operations of the restaurant included sales of approximately $925,000 and losses of approximately $144,000 during 1996. The Company recorded a loss related to the closure of the restaurant of approximately $540,000 in 1996. Sales from the San Ramon restaurant were approximately $2,116,000 during 1995. Losses from operations of the restaurant were approximately $9,000 during 1995. During 1997, the Company sold its interest in the restaurant property for $50,000 and the buyer assumed the lease commitment related to the property.

18.   Litigation:

      In November 1993, certain shareholders dissented from the sale of one of the Company's automotive products business. As a result, the company filed an action to obtain a determination of the "fair cash value" of shares held by those shareholders as of November 28, 1993, as if the sale had not occurred. The Company settled with the majority of the dissenting shareholders during 1995 for $.75 a share. The remaining dissenting shareholders, who hold 461,500 shares, are entitled to payment of "fair cash value" of the shares within 30 days of the determination of the value by the court.

      During 1993, two of the remaining dissenting shareholders filed an action against the Company and certain current and former directors, alleging that certain actions taken by the Company and management have lowered the value of the Company's stock. Management is aggressively defending this action and does not currently expect to incur any material liability at its conclusion.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


18.   Litigation, continued:

      In another matter, an insurance carrier has filed an action against the Company alleging that Company representatives failed to notify the insurance carrier of a product liability claim in a timely manner. The accident occurred in 1990 and the carrier voluntarily paid out approximately $1,700,000 in benefits to settle the claim in January 1996. Management believes the action to be without merit and intends to vigorously defend the suit.

      The Company is involved in various other claims and legal actions arising in the ordinary course of business, including product liability claims and employment disputes.

      Accrued liabilities at December 31, 1997, include  approximately  $100,000 for potential litigation settlements on various claims (see Note 10). In the opinion of management, any additional liabilities related to legal actions will not have a material adverse effect on the Company's consolidated financial condition.

19.   Commitments and contingencies:

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

      An environmental survey was conducted in the fall of 1991. Two areas for further investigation were identified. Further investigation in the spring of 1992 disclosed ground contamination and possible seepage into groundwater. Management believed the contamination to have existed prior to its purchase of the business in 1982 and has notified its predecessor-in-interest. The Company has accrued the estimated minimum remediation costs of approximately $500,000. These costs are included in liabilities subject to compromise in the accompanying consolidated balance sheets.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


19.   Commitments and contingencies, continued:

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

      Warehousing and office facility in Ohio:

      In 1990,   potential   contamination  was  discovered  at  this  location.
         Consultants were retained to perform testing and investigation of the site to determine the extent of the contamination. In compliance with bankruptcy statutes, rules and regulations regarding the dischargeability of claims, in January 1993, the Company notified the Ohio Environmental Protection Agency (EPA) of contamination at the site. Environmental studies performed determined that the contamination is confined to the site with no evidence of migration to groundwater or surrounding properties. Management estimated the costs of remediation to be as much as $5,600,000. The Company believed that a former owner/operator of the site, which is a Fortune 500 company, caused the contamination. The Company negotiated an agreement with the former owner/operator regarding indemnification for the costs of remediation. The agreement required that remediation costs be shared by the Company, the Fortune 500 company and the successor to the Company as owner of the property. The Company's responsibility with respect to the agreement was to pay remediation costs and to guarantee payment of costs by the successor related to certain clean-up areas. The Company's continuing obligation is the guarantee of the payment by the current owners of the final clean-up costs.

20.   Related party transactions:

      Howard Gardner Consultants received $30,000 in 1996 from the Company for consulting services on financial and general business matters. Howard
         B. Gardner is a former officer and director of the Company. The fees are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

      A Director of the Company earned a 3% commission of $90,000 from the sale of the Company's stock in its Mexican subsidiary during 1996. The commission is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Of the commission earned, $45,000 was paid during 1996. During 1997, the Company received a discount of $4,500 on the commission. The remaining balance of $37,500 was paid during 1997.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


20.   Related party transactions, continued:

      During 1997, the Company approved a short term loan of $55,000 to the principle shareholder. The loan was repaid to the Company prior to December 31, 1997. During 1996, the Company approved a short term loan of $150,000 to the principle shareholder, which was repaid to the Company during 1996.

      As discussed in Note 14 the Company sold the majority of its assets of Performance Funding Corp to Performance Funding, L.L.C., for a gain of approximately $3,000. Members of Performance Funding L.L.C. include the Chairman and President of the Company, and the Vice President of Operations and CFO. Additionally, Performance Funding, L.L.C. is subleasing an office from the Company on a month-to-month basis for $180 a month.

      During 1997, the Company purchased approximately 49,000 shares of the Company's stock from a Director of the Company for $2.60 per share.

21.   Subsequent events:

      In January 1998, the Company entered into a lease agreement with an individual to sublease two of the Company's restaurants in California for $30,000 per month through January 2000. At the end of the sublease term, the lessee has the option to purchase the assets of each restaurant for $250,000 per restaurant. The sublease includes all of the operating assets of the restaurants, as well as the restaurant name. The lessee is responsible for all operating expenses, including the base and percentage rent of the original lease. The Company would remain liable upon default by the lessee.

      In January, 1998, the Company entered into an agreement to assign the lease of its former Las Vegas restaurant location to a restaurant company in Nevada, effective April 1, 1998. The Company remains a guarantor of the lease.