Form 10-Q
period 1998-03-31
PERFORMANCE INDUSTRIES INC/OH/
filed 1998-05-14
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                    Commission File Number __________________


                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


         Ohio                                              34-1334199
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2701 E. Camelback Road, Suite 210
Phoenix, Arizona                                             85016
----------------------------                               ----------
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

Number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1998, is 2,481,264 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


PART 1   FINANCIAL INFORMATION (Unaudited)                                  Page
         ---------------------------------                                  ----

Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997                                 3

Consolidated Statements of Operations (Unaudited) -                           4
         Three Month Period Ended March 31, 1998 and 1997

Consolidated Statements of Cash Flows (Unaudited) -                           5
         Three Month Period Ended March 31, 1998 and 1997

Management's Discussion and Analysis of Financial                             6
         Condition and Results of Operations


PART II  OTHER INFORMATION                                                    8
         -----------------                                                    -

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K


Signatures                                                                    9

                         PERFORMANCE INDUSTRIES, INC.AND
                                  SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

ASSETS
                                                                               31-Mar-98   31-Dec-97
                                                                               ---------   ---------
Current assets:
     Cash and equivalents, unrestricted                                        $  2,387    $  2,815
     Accounts and other receivables,
         less allowance for doubtful accounts                                       425         410
     Notes Receivable                                                               350        --
     Current Portion of Receivables from sale of businesses,
         net of allowance                                                           269         269
     Factored receivables, net of allowance for doubtful accounts                   261         261
     Inventories                                                                    250         313
     Prepaid expenses and other current assets                                      157         227
     Real estate held for sale                                                      785         785
                                                                               --------    --------
             Total current assets                                                 4,884       5,080

     Deferred income taxes                                                        1,291       1,291
     Property and equipment, net                                                  2,636       2,757
     Other assets                                                                 1,258       1,277
                                                                               --------    --------

             TOTAL ASSETS                                                      $ 10,069    $ 10,405
                                                                               ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                         $  1,051    $  1,051
     Accounts payable                                                               487         637
     Accrued employment costs                                                       435         476
     Accrued expenses and other current liabilities                                 446         666
     Factored receivables reserve                                                    61          61
     Liabilities subject to compromise                                              797         797
     Foreign Tax Liability                                                          250         250
                                                                               --------    --------
             Total current liabilities                                            3,527       3,938

     Long-term debt, less current portion                                           169         255

Shareholder's equity:
     Preferred Stock, par value $1.00 per share: authorized
         100,000 shares; none issued                                               --          --
     Common stock, no par value; authorized 5,000,000 shares;
         3,157,332 issued; outstanding 2,376,889 and 2,377,889, respectively     31,202      31,202
     Accumulated deficit                                                        (21,583)    (21,745)
                                                                               --------    --------
                                                                                  9,619       9,457

     Treasury stock at cost  671,784 and 670,784 shares, respectively            (3,246)     (3,245)
                                                                               --------    --------
             Total shareholders' equity                                           6,373       6,212
                                                                               --------    --------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 10,069    $ 10,405
                                                                               ========    ========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
            For the Three Month Periods Ended March 31, 1998 and 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)




                                                    Three Months Ended March 31
                                                    ---------------------------
                                                       31-Mar-98      31-Mar-97
                                                       ---------      ---------

Revenues                                             $     4,900    $     5,730

Cost of revenues                                          (4,377)        (5,332)
Selling, general and administrative expenses                (396)          (498)
Interest expense                                              (8)           (37)
Other income (expenses), net                                  31            286
Gain (loss) on sale or disposition of assets                 (60)            20
                                                     -----------    -----------

Income (loss) from continuing operations before
    income taxes                                              90            169

Provision for income taxes                                     0             (1)
                                                     -----------    -----------

Income (loss) from continuing operations                      90            168

Income (loss) from discontinued operations                    72           (188)
                                                     -----------    -----------

Net income (loss)                                    $       162    $       (20)
                                                     ===========    ===========

Net income (loss) per common share
     Continuing operations                           $      0.04    $      0.07
     Discontinued operations                         $      0.03    $     (0.08)
                                                     -----------    -----------

Net income (loss) per common share                   $      0.07    $     (0.01)
                                                     ===========    ===========

Average number of shares outstanding                   2,376,889      2,481,264
                                                     ===========    ===========


Certain reclassifications have been made to the consolidated statements of cash flows for the three-month periods ended March, 1997 to conform to the consolidated financial statement classifications for 1998.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                               Three Months Ended March 31
                                                               ---------------------------

                                                                         1998       1997
                                                                         ----       ----
Net cash provided by (used in) operating activities                    $    84    $  (151)

Cash flows from investing activities:
    Decrease (increase) in restricted cash                                --          253
    Decrease (increase) in receivables from sales of businesses, net      --          206
    Purchase of property and equipment                                     (75)      (196)
    Proceeds from sale of property and equipment                          --           20
    Issuance of Notes Receivable                                          (350)      --
                                                                       -------    -------
          Net cash provided by (used in) investing activities             (425)       283

Cash flows from financing activities:

    Repayments of borrowings                                               (86)      (122)
    (Increase) decrease in treasury stock                                   (1)      --
                                                                       -------    -------
          Net cash provided by (used in) financing activities              (87)      (122)


Net increase (decrease) in cash and cash equivalents                      (428)        10
Cash and cash equivalents at beginning of period                         2,815      1,136
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 2,387    $ 1,146
                                                                       =======    =======

Certain reclassifications have been made to the consolidated statements of cash flows for the three-month periods ended March, 1997 to conform to the consolidated financial statement classifications for 1998.

                      Management's Discussion and Analysis
                      ------------------------------------


Results of Operations

During 1997, the Company sold two of its operating companies, Funding and Development. As a result, there has been a reclassification of income and expenses related to these businesses as set forth in the Company's Report on Form 10-Q for the period ending March 31, 1997. Management's Discussion and Analysis shall be limited to continuing operations.

The Company currently owns and operates five restaurants in California and one in Arizona. It also owns two Carlos Murphy's Restaurants in San Diego, CA that were leased to an unrelated third party in the first quarter of 1998.

 Revenues for the Company decreased by 14% for the first Quarter of 1998 as compared in 1997. The decrease in revenue is attributable to the leasing of the two Carlos Murphy's Restaurants.

Revenues for stores opened at least one year rose by 4% for the first quarter of 1998 as compared to the same period last year. Restaurant earnings were $531,175 for the first quarter 1998 as compared to $410,295 for the first quarter of 1997. This is attributed to continuing savings by cost control at the restaurant level.

Restaurant net profit was $121,000 for first quarter, 1998 as compared to $223,382 for the first quarter of 1997. The decrease in Restaurant net profit is attributable to the increase in administrative expense due to the sale of the other operation divisions of the Company. As a result of the sale, more of the corporate administrative expenses were directly classified to the Restaurant division. The Company is continuing its efforts to reduce administrative expenses.

The Company had income from discontinued operations of $72,000 for the first quarter 1998 as compared to a loss of $188,000 for 1997. The income was from the collection of a Funding Account that had been fully reserved. The Company had a further loss of $60,000 from discontinued operations. This is primarily related to the Las Vegas Restaurant which was subleased in the first quarter. The Company had paid a non-recurring charge of $20,000 during the quarter related to its prior bankruptcy.

Net income for the Company was $162,000 for the first quarter of 1998 as compared to a loss of $20,000 for the same period in 1997.

Liquidity and Capital Resources

The company has sufficient cash reserves to meet operational needs for the upcoming year. Management believes, but there can be no assurance, that it will be able to finance any future expansion through loans or leases of equipment.

PART II  Other Information




Item 1.           Legal Proceedings
                           None

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


                                        PERFORMANCE INDUSTRIES, INC.
                                        and SUBSIDIARIES

Dated:    May 13, 1998                  /s/  Joe Hrudka
                                        ----------------------------------
                                             Joe Hrudka
                                             Chairman of the Board
                                             (Principal Executive Officer)


                                        /s/  Ed Fochtman, Jr.
                                        ----------------------------------
                                             Ed Fochtman, Jr.
                                             Chief Financial Officer
                                             (Principal Accounting Officer)
                                                                               9