Form 10-Q
period 1998-06-30
PERFORMANCE INDUSTRIES INC/OH/
filed 1998-08-12
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                    Commission File Number __________________


                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)


         OHIO                                              34-1334199
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

2701 E. Camelback Road, Suite 210
Phoenix, Arizona                                             85016
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number including area code: (602) 912-0100
                                                          -----------------



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

Number of shares outstanding of each of the issuer's classes of common stock as of August 12, 1998, is 2,360,638 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX



PART I   FINANCIAL INFORMATION (Unaudited)                                  Page
         ---------------------------------                                  ----

Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997                                 3

Consolidated Statements of Operations (Unaudited) -                          4
         Six Month Period Ended June 30, 1998 and 1997

Consolidated Statement of Operations (Unaudited)
         Three Month Period Ended June 30, 1998 and 1997                     5

Consolidated Statements of Cash Flows (Unaudited) -                          6
         Six Month Period Ended June 30, 1998 and 1997

Management's Discussion and Analysis of Financial                            7
         Condition and Results of Operations



PART II  OTHER INFORMATION                                                   8
         -----------------


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

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


ASSETS                                                                 30-Jun-98   31-Dec-97
                                                                       ---------   ---------
Current assets:
     Cash and equivalents, unrestricted                                $  2,591    $  2,815
     Accounts and other receivables                                         309         410
       less allowance for doubtful accounts
     Notes Receivable                                                       359           0
     Current Portion of Receivables from sale of businesses,
       net of allowance                                                     269         269
     Factored receivables, net of allowance for doubtful accounts           261         261
     Inventories                                                            252         313
     Prepaid expenses and other current assets                              189         227
     Real estate held for sale                                              785         785
                                                                       --------    --------
         Total current assets                                             5,015       5,080

     Deferred income taxes                                                1,291       1,291
     Property and equipment, net                                          2,490       2,757
     Other assets                                                         1,231       1,277
                                                                       --------    --------

     TOTAL ASSETS                                                      $ 10,027    $ 10,405
                                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                    1,057       1,051
     Accounts payable                                                       497         637
     Accrued employment costs                                               421         476
     Accrued expenses and other current liabilities                         522         666
     Factored receivables reserve                                            61          61
     Liabilities subject to compromise                                      796         797
     Foreign Tax Liability                                                  250         250
                                                                       --------    --------
        Total current liabilities                                         3,604       3,938

Long-term debt, less current portion                                         78         255

Shareholders' equity:
     Preferred Stock, par value $1.00 per share: authorized
       100,000 shares; none issued                                            0           0
     Common stock, no par value; authorized 5,000,000 shares;
       issued 3,157,332 shares; outstanding 2,360,638 and 2,377,889,
       respectively                                                      31,202      31,202
     Accumulated deficit                                                (21,594)    (21,745)
                                                                       --------    --------
                                                                          9,608       9,457

     Treasury stock at cost (796,694 and 676,068 shares,
       respectively)                                                     (3,263)     (3,245)
                                                                       --------    --------
       Total shareholders' equity                                         6,345       6,212
                                                                       --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 10,027    $ 10,405
                                                                       ========    ========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the Six Month Period Ended June 30, 1998 and 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                  Six Months Ended June 30
                                                                  ------------------------


                                                                     1998           1997
                                                                 -----------    -----------
Revenues                                                         $     9,455    $    11,207

Cost of revenues                                                      (8,613)       (10,489)
Selling, general and administrative expenses                            (817)        (1,086)
Interest expense                                                         (17)           (43)
Other income (expenses), net                                              67             90
Gain (loss) on sale of assets                                            (33)             0
                                                                 -----------    -----------

Income (loss) from continuing operations before
     income taxes                                                         42           (321)


Provision for income taxes                                                (0)            (1)
                                                                 -----------    -----------

Income (loss) from continuing operations                                  42           (322)

Income (loss) from discontinued operations                               109            168
                                                                 -----------    -----------

Net income (loss)                                                $       151    $      (154)
                                                                 ===========    ===========

Net income (loss) per common share
     Continuing operations                                       $      0.02    $     (0.13)
     Discontinued operations                                     $      0.04    $      0.07
                                                                 -----------    -----------

Net income (loss) per common share                               $      0.06    $     (0.06)
                                                                 ===========    ===========

Average number of shares outstanding                               2,372,430      2,481,264
                                                                 ===========    ===========

Certain reclassifications have been made to the consolidated statement of operations for the six-month period ended June 1997 to conform to the consolidated financial statement classifications for 1998.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            For the Three Month Periods Ended June 30, 1998 and 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                 Three Months Ended June 30
                                                                 --------------------------


                                                                  30-Jun-98      30-Jun-97
                                                                  ---------      ---------
Revenues                                                         $     4,555    $     5,477

Cost of revenues                                                 $    (4,236)        (5,157)
Selling, general and administrative expenses                     $      (421)          (588)
Interest expense                                                 $        (9)            (6)
Other income (expenses), net                                     $        35             44
Gain (loss) on sale of assets                                    $        28            (20)
                                                                 -----------    -----------

Income (loss) from continuing operations before
  income taxes                                                           (48)          (250)

Provision for income taxes                                                 0              0
                                                                 -----------    -----------

Income (loss) from continuing operations                                 (48)          (250)

Income (loss) from discontinued operations                       $        37            116
                                                                 -----------    -----------

Net income (loss)                                                $       (11)   $      (134)
                                                                 ===========    ===========

Net income (loss) per common share
  Continuing operations                                          $     (0.02)   $     (0.10)
  Discontinued operations                                        $      0.02    $      0.05
                                                                 -----------    -----------

Net income (loss) per common share                               $     (0.00)   $     (0.05)
                                                                 ===========    ===========

Average number of shares outstanding                               2,367,035      2,481,264
                                                                 ===========    ===========

Certain reclassifications have been made to the consolidated statement of operations for the three-month period ended June 1997 to conform to the consolidated financial statement classifications for 1998.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Six Month Periods Ended June 30, 1998 and 1997
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                       Six Months Ended June 30
                                                                       ------------------------
                                                                         1998            1997
                                                                        ------          ------

Net cash provided by (used in) operating activities                        448            (151)


Cash flows from investing activities:
     Decrease (increase) in restricted cash                                  0             253
     Decrease (increase) in receivables from sales of businesses, net        0             206
     Purchase of property and equipment                                   (124)           (196)
     Proceeds from sale of property and equipment                            0              20
     Issuance of Notes Receivable                                         (359)              0
                                                                        ------          ------
         Net cash provided by (used in) investing activities              (483)            283


Cash flows from financing activities:
     Repayment of borrowings                                              (171)           (122)
     (Increase) decrease in treasury stock                                 (18)              0
                                                                        ------          ------
         Net cash provided by (used in) financing activities              (189)           (122)


Net increase (decrease) in cash and cash equivalents                      (224)             10
Cash and cash equivalents at beginning of period                         2,815           1,136
                                                                        ------          ------
Cash and cash equivalents at end of period                               2,591           1,146
                                                                        ======          ======

Certain reclassifications have been made to the consolidated statement of cash flows for the six-month period ended June 1997 to conform to the consolidated financial statement classifications for 1998.

                      Management's Discussion and Analysis
                      ------------------------------------


Results of Operations

During 1997, the Company sold two of its operating companies, Funding and Development. As a result, there has been a reclassification of income and expenses related to these businesses as set forth in the Company's Report on Form 10-Q for the period ending June 30, 1998. Management's Discussion and Analysis shall be limited to continuing operations.

The Company currently owns and operates five restaurants in California and one in Arizona. It also owns two Carlos Murphy's Restaurants in San Diego, CA that were leased to an unrelated third party in the first quarter of 1998.

Revenues for the Company for the second quarter and six month period were down versus last year. The decrease in revenue is attributable to the leasing of the two Carlos Murphy's Restaurants.

Restaurant sales for the operating stores were up for both the second quarter and six month period.

Restaurant net profit was down for both the second quarter and the six month period because all administrative expenses are now charged to Restaurants.

Income from discontinued operations is the result of the collection of a Funding Account that had been fully reserved.

The Company lost $11,000 in the second quarter versus a loss of $134,000 for the same period last year. For the six months the Company had net income of $151,000 versus a loss of $154,000 for the same period last year.


Liquidity and Capital Resources

The Company plans on changing the restaurant concept at two of its Southern California locations. The Company has sufficient cash reserves to cover the expense.

The Company continues to look for new locations or other restaurants to purchase. Management believes, but there can be no assurance, that it will be able to finance any further expansion through cash reserves and leasing of equipment.

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


                                           PERFORMANCE INDUSTRIES, INC.
                                           and SUBSIDIARIES

Dated:   August 12, 1998                    /s/      Joe Hrudka
                                           --------------------------------
                                                Joe Hrudka
                                                Chairman of the Board
                                                (Principal Executive Officer)


                                            /s/      Ed Fochtman
                                           --------------------------------
                                                Ed Fochtman
                                                Chief Financial Officer
                                                (Principal Accounting Officer)