Form 10-Q
period 1998-09-30
PERFORMANCE INDUSTRIES INC/OH/
filed 1998-11-12
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                    Commission File Number __________________


                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)


         OHIO                                                 34-1334199
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

2701 E. CAMELBACK ROAD, SUITE 210
PHOENIX, ARIZONA                                            85016
---------------------------------                   ------------------------
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


NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF NOVEMBER 10, 1998, IS 2,221,263 SHARES.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX



PART I   FINANCIAL INFORMATION (UNAUDITED)                                 PAGE
         ---------------------------------                                 ----

CONSOLIDATED BALANCE SHEETS -
         SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                            3

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) -                          4
         NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
         THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997                5

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -                          6
         NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                            7
         CONDITION AND RESULTS OF OPERATIONS



PART II           OTHER INFORMATION                                          8
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

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

ASSETS                                                                   30-SEPT-98    31-DEC-97
                                                                         ----------    ---------
Current assets:
     Cash and equivalents, unrestricted                                  $  1,927      $  2,815
     Accounts and other receivables                                           273           410
       less allowance for doubtful accounts
     Notes Receivable                                                         350             0
     Current Portion of Receivables from sale of businesses,
       net of allowance                                                       269           269
     Factored receivables, net of allowance for doubtful accounts             261           261
     Inventories                                                              266           313
     Prepaid expenses and other current assets                                194           227
     Real estate held for sale                                                785           785
                                                                         --------      --------
         Total current assets                                               4,325         5,080

     Deferred income taxes                                                  1,291         1,291
     Property and equipment, net                                            2,338         2,757
     Other assets                                                           1,223         1,277
                                                                         --------      --------

     TOTAL ASSETS                                                        $  9,177      $ 10,405
                                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                        983         1,051
     Accounts payable                                                         562           637
     Accrued employment costs                                                 473           476
     Accrued expenses and other current liabilities                           551           666
     Factored receivables reserve                                              61            61
     Liabilities subject to compromise                                        797           797
     Foreign Tax Liability                                                    250           250
                                                                         --------      --------
        Total current liabilities                                           3,677         3,938

Long-term debt, less current portion                                           66           255

Shareholders' equity:
     Preferred Stock, par value $1.00 per share: authorized
       100,000 shares; none issued                                              0             0
     Common stock, no par value; authorized 5,000,000 shares;
       issued 3,157,332 shares; outstanding 2,226,263 and 2,481,264,
       respectively                                                        31,202        31,202
     Accumulated deficit                                                  (22,023)      (21,745)
                                                                         --------      --------
                                                                            9,179         9,457

     Treasury stock at cost (931,069 and 670,784 shares,
       respectively)                                                       (3,745)       (3,245)
                                                                         --------      --------
       Total shareholders' equity                                           5,434         6,212

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  9,177      $ 10,405
                                                                         ========      ========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                ------------------------------

                                                                    1998             1997
                                                                -----------      -----------
Revenues                                                        $    13,664      $    16,310

Cost of revenues                                                    (12,801)         (15,390)
Selling, general and administrative expenses                         (1,291)          (1,440)
Interest expense                                                        (22)             (74)
Other income (expenses), net                                             85              215
Gain (loss) on sale of assets                                           (48)             (42)
                                                                -----------      -----------

Income (loss) from continuing operations before
     income taxes                                                      (413)            (421)


Provision for income taxes                                               (0)              (1)
                                                                -----------      -----------


Income (loss) from continuing operations                               (413)            (422)

Income (loss) from discontinued operations                              135              128
                                                                -----------      -----------


Net income (loss)                                               $      (278)     $      (294)
                                                                ===========      ===========

Net income (loss) per common share
     Continuing operations                                      $     (0.18)     $     (0.17)
     Discontinued operations                                    $      0.06      $      0.05
                                                                -----------      -----------


Net income (loss) per common share                              $     (0.12)     $     (0.12)
                                                                ===========      ===========

Average number of shares outstanding                              2,339,416        2,481,264
                                                                ===========      ===========


Certain reclassifications have been made to the consolidated statement of operations for the nine-month period ended September 1997 to conform to the consolidated financial statement classifications for 1998.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED SEPTEMBER 30
                                                           -------------------------------

                                                               1998               1997
                                                           -----------        -----------
Revenues                                                   $     4,209        $     5,103

Cost of revenues                                           $    (4,188)            (4,901)
Selling, general and administrative expenses               $      (474)              (354)
Interest expense                                           $        (5)               (31)
Other income (expenses), net                               $        18                125
Gain (loss) on sale of assets                              $       (15)               (42)
                                                           -----------        -----------

Income (loss) from continuing operations before
  income taxes                                                    (455)              (100)

Provision for income taxes                                           0                  0
                                                           -----------        -----------

Income (loss) from continuing operations                          (455)              (100)

Income (loss) from discontinued operations                 $        25                (40)
                                                           -----------        -----------

Net income (loss)                                          $      (430)       $      (140)
                                                           ===========        ===========

Net income (loss) per common share
  Continuing operations                                    $     (0.19)       $     (0.04)
  Discontinued operations                                  $      0.01        $     (0.02)
                                                           -----------        -----------

Net income (loss) per common share                         $     (0.18)       $     (0.06)
                                                           ===========        ===========

Average number of shares outstanding                         2,339,416          2,481,264
                                                           ===========        ===========


Certain reclassifications have been made to the consolidated statement of operations for the three-month period ended September 1997 to conform to the consolidated financial statement classifications for 1998.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                                            ------------------------------


                                                                             1998                     1997
                                                                             ----                     ----
Net cash provided by (used in) operating activities                           387                      339


Cash flows from investing activities:
     Decrease (increase) in restricted cash                                     0                      409
     Decrease (increase) in receivables from sales of businesses, net           0                    1,003
     Purchase of property and equipment                                      (168)                    (402)
     Issuance of Notes Receivable                                            (350)                       0
                                                                           ------                   ------
         Net cash provided by (used in) investing activities                 (518)                   1,010


Cash flows from financing activities:
     Repayment of borrowings                                                 (257)                    (377)
     (Increase) decrease in treasury stock                                   (500)                       0
                                                                           ------                   ------
         Net cash provided by (used in) financing activities                 (757)                    (377)


Net increase (decrease) in cash and cash equivalents                         (888)                     972
Cash and cash equivalents at beginning of period                            2,815                    1,136
                                                                           ------                   ------
Cash and cash equivalents at end of period                                  1,927                    2,108
                                                                           ======                   ======

Certain reclassifications have been made to the consolidated statement of cash flows for the nine-month period ended September 1997 to conform to the consolidated financial statement classifications for 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




RESULTS OF OPERATIONS

During 1997, the Company sold two of its operating companies, Funding and Development. As a result, there has been a reclassification of income and expenses related to these businesses as set forth in the Company's Report on Form 10-Q for the period ending September 30, 1997. Management's Discussion and Analysis shall be limited to continuing operations.

The Company currently owns and operates five restaurants in California and one in Arizona. It also owns two Carlos Murphy's Restaurants in San Diego, CA that were leased to an unrelated third party in the first quarter of 1998.

In August, the party leasing the two Carlos Murphy's filed bankruptcy. In early September, we took over the La Mesa store. The lease expired on the La Jolla store.

Revenues for the Company for the third quarter and nine month period were down versus last year. The decrease in revenue is attributable to the leasing of the two Carlos Murphy's Restaurants, and declining sales in our three Southern California stores.

The larger loss from continuing operations in the third quarter can be attributed to the three Southern California stores and an extraordinary charge to SG & A for 1998 of approximately $100,000 with discontinued expenses for our Las Vegas store amounting to $70,000 versus an extraordinary credit to SG & A in 1997 of $100,000 as a reduction in an accrual for Workman's Compensation.

Income from discontinued operations is the result of the collection of a Funding Account that had been fully reserved.




LIQUIDITY AND CAPITAL RESOURCES

In  October,  the company  purchased  Steamers  Genuine  Seafood  Restaurant  in
Phoenix. This is an upscale restaurant like our Buster's Restaurant in Scottsdale. We feel both concepts can be expanded into other markets.

We have an offer on our one remaining Carlos Murphy's in San Diego. The proceeds from this sale will be used to convert the restaurant concept in two of our Southern California Bobby McGee's.

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


                                       PERFORMANCE INDUSTRIES, INC.
                                       AND SUBSIDIARIES

DATED:   NOVEMBER 10, 1998             /s/     JOE HRUDKA
                                       -----------------------------------------
                                                JOE HRUDKA
                                                CHAIRMAN OF THE BOARD
                                                (PRINCIPAL EXECUTIVE OFFICER)


                                       /s/      ED FOCHTMAN
                                       -----------------------------------------
                                                ED FOCHTMAN
                                                CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL ACCOUNTING OFFICER)