Form 10-K
period 1998-12-31
PERFORMANCE INDUSTRIES INC/OH/
filed 1999-04-15
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998
                         Commission File Number 0-11331


                          PERFORMANCE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


            OHIO                                                 34-1334199
 ------------------------------                              ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                        2701 E. CAMELBACK ROAD, SUITE 210
                             PHOENIX, ARIZONA 85016
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (602) 912-0100
               --------------------------------------------------
               (Registrant's telephone number including area code)


Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
  Title of Each Class                                       on Which Registered
  -------------------                                       -------------------
        NONE                                                        NONE


          Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, Without Par Value
                         -------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's voting stock held by nonaffiliates as of March 31, 1999 (based upon closing price) was $521,942.


At  March  31,  1999,   2,211,183  shares  of  Registrant's  Common  Stock  were
outstanding.

                                     PART I

ITEM 1. BUSINESS

In 1997, the Company restructured its operations divesting itself of two businesses, Factoring and Development. This will allow the company to concentrate on its core business, Restaurants. Management believes this will enable analysts to better understand the Company which may result in greater stock activity.

PERFORMANCE RESTAURANTS GROUP, INC. (RESTAURANTS)

Restaurants was formed in 1993 to acquire six operating restaurants in California. Four of the restaurants operate under the trade name Bobby McGee's and are full service restaurants/nightclubs. The fifth was converted to a sports bar-restaurant/nightclub concept operating under the trade name McGee's Grill. In 1996, the Company sold one of the original Bobby McGee's locations.

In 1995, a restaurant was acquired in Scottsdale, Arizona. It is a full service restaurant and bar operating under the trade name Buster's Restaurant Bar & Grill.

In 1996, the Company acquired two Carlos Murphy's restaurants in San Diego, California. In 1998, the Company entered into an operating lease for the two Carlos Murphy's restaurants with an unrelated third party. Subsequently, one was closed in 1998, and the other was sold in January 1999.

In October, 1998, the company purchased Steamers Genuine Seafood. It is an upscale seafood restaurant located in the Biltmore Fashion Park in Phoenix, AZ.

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

Steamers is a full service restaurant offering a variety of dishes, but featuring seafood. Steamers is on the higher end of the casual dining market.

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

PERFORMANCE DEVELOPMENT CORP. (DEVELOPMENT)

CAMELBACK PLAZA DEVELOPMENT, L.C.

In  December  of  1997,  the  Company  sold  its  interest  in  Camelback  Plaza
Development, Inc. to Imprimis Partners II, the minority partner in the Development. The Company received approximately $700,000. for its interest.

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

ITEM 2. PROPERTIES

As of December 31, 1998, the Company and its subsidiaries leased a total of approximately 89,050 square feet of restaurant, office, and other space for its principal facilities. Management believes that the Company's and its subsidiaries' facilities and equipment are modern and well maintained.

The locations and general description of the principal properties owned and leased by the Company and its subsidiaries are as follows:

                                          APPROXIMATE AREA
LOCATION         PRIMARY FUNCTIONS         IN SQUARE FEET       LEASE EXPIRATION
--------         -----------------         --------------       ----------------
Phoenix,         Office                        2,115               7/31/2000
  Arizona
Scottsdale,      Buster's Restaurant           9,123               4/31/2000
  Arizona         Bar & Grill
Phoenix,         Steamers Genuine Seafood      7,827               5/01/2007
  Arizona
Brea,            Restaurant/Nightclub          11,000              6/30/2005
  California
Burbank,         Restaurant/Nightclub          11,000              6/30/2010
  California
Burlingame,      Restaurant/Nightclub          9,000               12/31/2006
  California
Citrus Heights,  Restaurant/Nightclub          10,600              9/14/2005
  California
San Bernardino,  Restaurant/Nightclub          10,500              11/13/2002
  California
Las Vegas,       Restaurant/Nightclub (1)      9,185               12/31/2005
  Nevada
La Mesa,         Restaurant/Nightclub (2)      8,700               12/31/2005
  California
Ixtapa           Raw Land                      8,748 sq. meters    Owned

(1) The property is currently subleased to an unrelated third party. The Company is a guarantor of the lease.

(2)  The property was sold on 1/19/99.

ITEM 3. LEGAL PROCEEDINGS

     A. On January 6th, 1994, the Company filed an action in the Superior Court of Arizona for the County of Maricopa to determine the fair cash value of its shares held by shareholders who dissented from the sale of the Exhaust business. The case was explained in detail in the 1997 10-K. The case was settled in 1998.

     B. On January 26, 1994, an action filed by Murray & Murray in the Court of Common Pleas, County of Cuyahoga, State of Ohio, was served on the Company and three former or present officers and/or directors of the Company; Joe Hrudka, Tom Hrudka and Howard B. Gardner. This case was settled in 1998.

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

                                                  BID      ASK
                                                  ---      ---
           1998
           Quarter ended March 31, 1998             1     1 3/8
           Quarter ended June 30, 1998              1     1 3/8
           Quarter ended September 30, 1998         1     1 3/8
           Quarter ended December 31, 1998          1     1 3/8

           1997 (2)
           Quarter ended March 31, 1997           5/8     1 3/8
           Quarter ended June 30, 1997            5/8     1 3/8
           Quarter ended September 30, 1997       3/4     1 5/8
           Quarter ended December 31, 1997        3/4     1 5/8

(1) All quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual trades.

(2)  Restated to reflect 4 for 1 reverse stock split effective June, 1996.

As of March 26, 1999, there were 766 holders of record of the Company's common stock. No dividends have been declared since December 1984, nor does the Company anticipate that any dividends will be declared in the foreseeable future.

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

The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1994 through 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1994 through 1998 are derived from the audited financial statements of the Company.

YEAR ENDED DECEMBER 31
OPERATING RESULTS:              1994      1995      1996       1997       1998
------------------              ----      ----      ----       ----       ----
Net revenues                  $19,004   $21,598   $22,407    $22,029    $19,456

Net income (loss)             $   435       294   $(3,723)   $(1,606)   $  (483)

Net income (loss) per
 common share                 $   .17       .12   $ (1.50)   $  (.64)   $  (.21)

Weighted average number
 of common stock outstanding    2,458     2,489     2,486      2,472      2,309

YEAR ENDED DECEMBER 31
FINANCIAL POSITION:               1994      1995      1996      1997      1998
-------------------               ----      ----      ----      ----      ----
Working capital
   (deficiency)                 $   574   $ 2,424   $ 1,118   $ 1,194   $  (721)

Total assets                    $24,108   $24,878   $21,971   $10,405   $ 9,397

Long term debt, excluding       $ 5,962   $ 7,345   $ 8,950   $   255   $    58
current installments and
amount subject to compromise

Shareholders' equity            $11,494   $13,061   $ 8,530   $ 6,212   $ 5,214
   (deficiency)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATION

PERFORMANCE RESTAURANTS GROUP, INC.

Restaurants Gross Revenue were down in 1998 due to the closing and sale of several units, $19,456,000 in 1998 vs. $22,029,000 in 1997. Revenue of those units open for the entire year were up nominally.

The Company had a loss of $483,000 for the period ending December 31, 1998 as compared to a loss of $1,606,000 for the same period in 1997. Included in 1998's operational loss were losses of $338,000 from three restaurants, Las Vegas, La Mesa and La Jolla all of which were disposed of in early 1999 as compared to a loss on Las Vegas in 1997 of $65,000.

Cash flow from operating activities was $825,000 in 1998 vs. $49,000 in 1997. Net cash flow was down $1,329,000 in 1998 because of the purchase of Steamers, repayment of borrowings and purchase of treasury stock.

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

In late 1998, the Company purchased Steamers Genuine Seafood Restaurant. This is an upscale seafood restaurant that management believe is a concept that can be expanded. We are looking at sites in Scottsdale along with the possibility of the conversion of our Bobby McGee's restaurant at the Embassy Suites in Burlingame, CA to a Steamers.

In the first quarter of 1999, the Company sold its Las Vegas and its La Mesa locations, and closed its La Jolla location. It also plans on closing the San Bernardino Bobby McGee's. The Company did not believe any of these locations were worth the investment required to update the restaurants.

In addition, the Company is reviewing several new concepts for the two Bobby McGee's in Southern California where sales have been trailing the other units. No decision has been made on the type of concept, although management has decided to make a change from its current operations. Several format changes are being reviewed including a steakhouse, an american grill concept and a seafood restaurant. A decision should be made in the second quarter and the conversion completed by September, 1999.

Management believes, but there can be no assurance, that the expense of the conversion of these two restaurants can be met from cash flow. Management believes that most of the capital costs for expansion could be met through financing by way of loans, seller carry backs and leases for furniture, fixtures and equipment. If new restaurants are opened, the Company will use less of its cash reserves to open the new restaurant and more financing where available.

Y2K ISSUE

The Company estimates it will cost $60,000 to upgrade the register systems at the stores to be Y2K compliant. It is estimated that it will cost another $20,000 to bring the Corporate office system in compliance. These changes are expected to be completed before September.

The Company has been assured that its Payroll provider and all credit card providers meet 2000 standards. Food and liquor suppliers that are online have assured us they also meet 2000 standards. The Company does not expect any disruptions in its business because of Y2K problems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditors' report on the Consolidated Financial Statements and Schedules listed in the accompanying index are filed as part of this report. See Index to Audited Consolidated Financial Statements and Schedules on page 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company as of December 31, 1997 were as follows:

NAME                                 AGE                  POSITION
----                                 ---                  --------

Joe Hrudka                            60               President

Edmund L. Fochtman, Jr.(1)            61               Vice President/CFO

Allen L. Haire(1)                     56               Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following tables sets forth the number and percentage of the outstanding shares of common stock beneficially owned as of March 29, 1999, by the only persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock.

NAME AND ADDRESS                        NUMBER OF SHARES       PERCENT
OF BENEFICIAL OWNER                    BENEFICIALLY OWNED      OF CLASS
-------------------                    ------------------      --------
Joe Hrudka
2701 E. Camelback Rd., Suite 210           1,689,241             76%
Phoenix,  AZ  85016

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Howard Gardner Consultants received $30,000. in 1996 from the Company for consulting services on financial and general business matters. Howard B. Gardner is a former officer and director of the Company. The fees are included in selling, general and administrative expenses in the statement of operations.

A former Director of the Company, Jonathan Tratt, earned a 3% commission of $90,000. from the sale of the Company's stock in its Mexican subsidiary during 1996. The commission is included in selling, general and administrative expenses in the accompanying statement of operations. Of the commission earned, $45,000 was paid during 1996. During 1997, the Company received a discount of $4,500. on the commission. The remaining balance of $37,500. was paid during 1997.

In August 1997, the Company sold its Factoring division to a new company including two present directors and officers of the Company, Joe Hrudka and Ed Fochtman, Jr. The sale was on terms at least as favorable as would have been realized in a sale to unrelated third parties.

In December of 1997, the Company sold its interest in the Camelback Plaza Development, L.C., to the other members of the limited liability company. The Company had tried to sell the development for over a year and was unsuccessful in finding a bona fide purchaser for the entire project. Management believes the sale to be on terms at least as favorable as would have been realized in a sale to unrelated third parties.

In 1997, the Company made two short term loans totaling $55,000. to Joe Hrudka. Mr. Hrudka has repaid the loans.

In December, 1997, the Company purchased shares of stock in the Company from Jonathan Tratt, a former director, for $126,425.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

          Independent Auditors' Report

          Consolidated Balance Sheets - December 31, 1998 and 1997

          Consolidated  Statements  of  Operations  - Years ended
          December 31, 1998, 1997 and 1996

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996

          Consolidated  Statements  of Cash  Flows - Years  ended
          December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements - Years ended December 31, 1998, 1997 and 1996

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

10.51 Lease dated May 9, 1994, by and between Just for Feet, Inc. (Lessee) and Camelback Development L.C. (Lessor) dated May 9, 1994 as filed with the Company's report on Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference.

10.52 Lease dated June 30, 1994, by and between Blockbuster Music Retail, Inc. (Lessee) and Camelback Plaza Development, L.C. (Lessor) as filed with the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.53 Lease dated January 17, 1995 by and between Restaurants of America, Inc. (Lessee) and Camelback Plaza Development, L.C. (Lessor), as filed with the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.54 Design Build Lease Agreement dated December 18, 1992, by and between Hard Rock Cafe Investors, Ltd., XIV (Lessee) and Imprimis Partners II (Lessor) and amendment thereto dated September 26, 1994 as filed with the Company's Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

               -    Retail Phase  Construction  Loan  Agreement,  dated June 24,
                    1994.

               -    Retail Phase Promissory Note.

               - Amendment to Retail Phase Construction Loan Agreement, Retail Phase Promissory note, and Retail Phase Deed of Trust, dated September 21, 1994.

               - Retail Phase Leasehold Construction Deed of Trust and Security Agreement with Assignment of Rents and Fixtures Filing.

               -    Assignment of Retail Leases.

As filed with the Company's Report on Form 10-K for the period ended December 31, 1994 and incorporated herein by reference.

10.57 Line of Credit Agreement dated July 19, 1995, by and between Performance Funding Corp. and Capital Factors, Inc., and Guarantee of Performance Industries, Inc. as filed with the Company's Report on Form 10-K for the year ending December 31, 1995 and incorporated herein by reference.

10.58 Lease dated September 1, 1995, between Performance Restaurants of Nevada, Inc. and 1030 East Flamingo, L.L.C. as filed with the Company's Report on Form 10-K for the period ending December 31, 1995 and incorporated herein by reference.

10.59 Second Amendment to Retail Phase Construction Loan Agreement dated October 31, 1995 by and between Camelback Plaza Development, L.C. and Norwest Bank as filed with the Company's Report on Form 10-K for the year ending December 31, 1995 and incorporated herein by reference.

10.60 Tenth Amendment to Restaurant Phase Construction Loan Agreement dated October 31, 1995, by and between Camelback Plaza Development, L.C. and Norwest Bank as filed with the Company's Report on Form 10-K for the year ending December 31, 1995 and incorporated herein by reference.

10.61 Cash Collateral Agreement by and between Performance Industries, Inc., and Norwest Bank dated October 31, 1995 as filed with the Company's Report on Form 10-K for the year ending December 31, 1995 and incorporated herein by reference.

10.62 Promissory Note, Deed of Trusts, Assignment of Lease and Rents by and between the Camelback Plaza Development L.C. and Boston Capital Mortgage dated as of November 1, 1996 for the sum of $7,250,000 on the property of the subsidiary at 2621 E. Camelback Rd., Phoenix, AZ as filed with the Company's Report on Form 10-K for the year ending December 31, 1995 and incorporated herein by reference.

10.63 Stock Purchase Agreement, dated February 28, 1996, Letter Amendment there to dated March 20, 1996, Letter Amendment there to dated July 15, 1996, and Deposit Escrow Agreement between Markwood L.L.C. as Buyer and the Company as seller of stock in its wholly owned subsidiary Fabricaciones Metalicas Mexicanas - S.A. as filed with the Company's Report on Form 10-K for the year ending December 31, 1995 and incorporated herein by reference.

22.      Subsidiaries of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 14, 1999                      Performance Industries, Inc.

                                           By: /s/ Joe Hrudka
                                              ------------------------------
                                                   Joe Hrudka
                                                   President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of April, 1999, by the following persons on behalf of the Registrant in the capacities indicated:


By: /s/ Joe Hrudka                     Chairman of the Board, President
   --------------------------------    and Director
        Joe Hrudka


By: /s/ Edmund L. Fochtman, Jr.        Vice President, CFO and Director
   --------------------------------
        Edmund L. Fochtman, Jr.


By: /s/ Allen L. Haire                 Director
   --------------------------------
        Allen L. Haire

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                    CONTENTS


                                                             PAGE
                                                             ----

         INDEPENDENT AUDITOR'S REPORT                         14

         CONSOLIDATED FINANCIAL STATEMENTS:

         BALANCE SHEETS                                       15

         STATEMENTS OF OPERATIONS                             16

         STATEMENTS OF SHAREHOLDERS' EQUITY                   17

         STATEMENTS OF CASH FLOW                              18

         NOTES TO FINANCIAL STATEMENTS                        20

Board of Directors and Shareholders
Performance Industries, Inc.
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Performance Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


TOBACK CPAs, P.C.
Phoenix, Arizona
March 23, 1999

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS
                                                             1998        1997
                                                           --------    --------
Current assets:
  Cash and cash equivalents                               $  1,486     $  2,815
  Accounts and other receivables, less allowance
   for doubtful accounts of $27 and $14,
   respectively (Note 4)                                       333          410
  Receivables from sale of businesses, net of
   allowance (Notes 3 and 4)                                   125          269
  Factored accounts receivable, net of allowance for
    doubtful accounts of $0 and $283, respectively
    (Notes 4 and 13)                                           150          261
  Inventories                                                  289          313
  Prepaid expenses and other current assets                    212          227
  Deferred income taxes (Note 12)                               24           52
  Real estate held for sale (Notes 5 and 8)                    785          785
                                                          --------     --------
      Total current assets                                   3,404        5,132

Deferred income taxes (Note 12)                              1,278        1,239
Property and equipment (Notes 6 and 8)                       3,770        3,097
Other assets (Note 7)                                          945          937
                                                          --------     --------
      Total assets                                        $  9,397     $ 10,405
                                                          ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
   capital lease obligations (Note 8)                     $  1,205     $  1,051
  Accounts payable                                             579          637
  Accrued employment costs                                     530          476
  Accrued expenses and other current liabilities (Note 9)      764          666
  Factored receivables reserve                                  --           61
  Liabilities subject to compromise (Notes 10 and 18)          797          797
  Foreign tax liability                                        250          250
                                                          --------     --------
      Total current liabilities                              4,125        3,938

Long-term debt and capital lease obligations, less
 current portion (Note 8)                                       58          255

Commitments and contingencies (Notes 11, 17, 18 and 20)

Shareholders' equity:
  Preferred stock, par value $1.00 per share;
   authorized 100,000 shares; none issued                       --           --
  Common stock, no par value; authorized 5,000,000
   shares; issued 3,157,332 shares; outstanding
   2,211,183 and 2,377,889, respectively
   (Notes 14 and 15)                                        31,202       31,202
  Accumulated deficit                                      (22,228)     (21,745)
                                                          --------     --------
                                                             8,974        9,457
  Treasury stock at cost (Note 15)                          (3,760)      (3,245)
                                                          --------     --------
    Total shareholders' equity                               5,214        6,212
                                                          --------     --------
     Total liabilities and shareholders' equity           $  9,397     $ 10,405
                                                          ========     ========
                     The accompanying notes are an integral
               part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                           1998          1997          1996
                                        ----------    ----------    ----------
Revenues                                $   19,456    $   22,029    $   20,344

Cost of revenues                           (18,308)      (20,753)      (19,949)
Selling, general and
 administrative expenses
 (Note 19)                                  (1,820)       (2,131)       (2,995)
Interest expense                               (19)         (134)         (156)
Other income (expenses), net                   197           231           132
Loss on closure of restaurants
 (Note 16)                                      --            --        (1,795)
                                        ----------    ----------    ----------
Loss from continuing operations
    before income taxes                       (494)         (758)       (4,419)

Income tax (expense) benefit (Note 12)          11          (318)         (591)
                                        ----------    ----------    ----------

Loss from continuing operations               (483)       (1,076)       (5,010)

Income (loss) from discontinued
 operations (Note 13)                           --          (530)        1,287
                                        ----------    ----------    ----------

Net loss                                $     (483)   $   (1,606)   $   (3,723)
                                        ==========    ==========    ==========
Basic income (loss) per common share:
    Continuing operations               $     (.21)   $     (.44)   $    (2.02)
    Discontinued operations                     --          (.21)          .52
                                        ----------    ----------    ----------

Basic loss per common share             $     (.21)   $     (.65)   $    (1.50)
                                        ==========    ==========    ==========

Average number of shares outstanding     2,309,451     2,472,649     2,486,086
                                        ==========    ==========    ==========

                     The accompanying notes are an integral
               part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                   Common Stock          Treasury Stock
                                -------------------    -------------------     Other
                                           Number                 Number    Accumulated  Comprehensive
                                Amount    of shares    Amount    of shares    Deficit       Income
                                ------    ---------    ------    ---------    -------       ------
Balance, January 1, 1996       $31,202    3,157,332   $(2,951)    667,802     $(16,416)     $ 1,226
 Net loss                           --           --        --          --       (3,723)          --
 Treasury stock purchased           --           --       (25)      8,266           --           --
 Holding loss on securities
  available for sale, net
  of income taxes of $127           --           --        --          --           --         (783)
                               -------    ---------   -------     -------     --------      -------
Balance, December 31, 1996      31,202    3,157,332    (2,976)    676,068      (20,139)         443
 Net loss                           --           --        --          --       (1,606)          --
 Treasury stock purchased           --           --      (269)    103,375           --           --
 Holding loss on securities
 available for sale, net of
 income taxes of $72                --           --        --          --           --         (443)
                               -------    ---------   -------     -------     --------      -------

Balance, December 31, 1997      31,202    3,157,332    (3,245)    779,443      (21,745)          --
 Net loss                           --           --        --          --         (483)          --
 Treasury stock purchased
 (Note 19)                          --           --      (515)    166,706           --           --
                               -------    ---------   -------     -------     --------      -------
Balance, December 31, 1998     $31,202    3,157,332   $(3,760)    946,149     $(22,228)     $    --
                               =======    =========   =======     =======     ========      =======

                     The accompanying notes are an integral
               part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                     1998      1997       1996
                                                     ----      ----       ----
Cash flows from operating activities:
 Net loss                                           $(483)   $(1,606)   $(3,723)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation                                        823        699      1,020
  Loss on settlement of receivables from
   sale of business                                    --         88         99
  Impairment loss on real estate held for sale         --        375         --
  Loss on disposal of restaurants                      --         --      1,795
  Gain on sale of Mexican subsidiary                   --         --     (1,219)
  Loss on sale of real estate subsidiary               --        916         --
  Gain on sale of factoring subsidiary                 --         (3)        --
  Loss on investment in preferred stock                --        120         --
  Loss on securities available for sale                --        207         --
  Minority interest in loss from subsidiary            --        (82)       (43)
  Loss on sale of property and equipment               94         92         70
  Provision for allowance for doubtful accounts       131         88        416
  Changes in assets and liabilities
   (net of changes related to discontinued
   operations):
   Accounts receivable                                64       (152)       (94)
   Factored accounts receivable, net of reserve       82         (7)       276
   Inventories                                        24         15         (6)
   Prepaid expenses and other current assets          15       (405)      (305)
   Other assets                                       (8)       477       (321)
   Accounts payable                                  (58)      (359)      (260)
   Accrued employment costs                           54        (15)        --
   Foreign tax liability                              --         --        250
   Other current liabilities, net                     98       (673)       205
   Liabilities subject to compromise                  --         43         --
   Deferred income taxes                             (11)       231        548
                                                    ----     ------    -------
     Net cash provided by (used in)
       operating activities                          825         49     (1,292)
                                                    ----     ------    -------

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                    1998       1997       1996
                                                  -------    -------    -------
Cash flows from investing activities:
  Changes in restricted cash                      $    --    $   409    $ 1,358
  Payments received on receivables from sale
    of businesses                                      50      1,118      1,305
  Investment in real estate                            --         --       (283)
  Purchase of property and equipment                 (213)      (466)    (1,486)
  Net proceeds from sale of:
    Mexican subsidiary                                 --         --        837
    Real estate operations                             --        560         --
    Factoring operations                               --        513         --
    Property and equipment                             23         --        147
    Other assets held for sale                         --         --          6
  Payment for purchase of restaurant assets        (1,100)        --       (240)
  Investment in preferred stock                        --         --       (120)
  Loan to officer                                      --        (55)      (150)
  Repayment of officer loan                            --         55        150
  Other, net                                          (56)       166       (192)
        Net cash (used in) provided by
          investing activities                     (1,296)     2,300      1,332
                                                  -------    -------    -------

Cash flows from financing activities:
  Proceeds from borrowings                             --         --      2,659
  Repayments of borrowings                           (343)      (401)    (1,949)
  Changes in treasury stock                          (515)      (269)       (25)
                                                  -------    -------    -------
        Net cash (used in) provided by
          financing activities                       (858)      (670)       685
                                                  -------    -------    -------

Net increase (decrease) in cash and
 cash equivalents                                  (1,329)     1,679        725

Cash and cash equivalents, beginning
 of year                                            2,815      1,136        411
                                                  -------    -------    -------

Cash and cash equivalents, end of year            $ 1,486    $ 2,815    $ 1,136
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

      During 1997, Performance Funding Corp., (a factoring company) discontinued
         its operations. The Company sold the majority of its factored receivables to a related corporation (see Note 20). The Company accounted for the disposition of these assets as discontinued operations in 1997 (see Note 14).

      Also during November 1997, Performance Camelback Development Corp. sold its 72% interest in Camelback Plaza Development Corp., L.L.C. Camelback Plaza Development Corp., L.L.C. owns and operates a retail and restaurant property in Phoenix, AZ. The Company accounted for this disposition as discontinued operations in 1997 (see Note 14).

      TheCompany's continuing operations consist of restaurant locations in Arizona and California.

      PRINCIPLES OF CONSOLIDATION:

      The consolidated  financial statements include the accounts of Performance
         Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

      The carrying amount of long-term debt approximates fair value because the interest rates on debt are comparable to current market rates on debt with similar terms.

      ADVERTISING:

      Advertising costs are charged to operations as incurred. The Company incurred advertising expense of approximately $229,000, $334,000 and $408,000 during 1998, 1997 and 1996, respectively.

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

      INCOME (LOSS) PER COMMON SHARE:

      Basic income (loss) per common share is based upon the weighted average number of shares outstanding. The assumed exercise of employee stock options does not result in material dilution.

      RECLASSIFICATIONS:

      Certain reclassifications have been made to the financial statements for 1996 and 1997 to conform to the financial statement classifications for 1998.

2.    SECURITIES AVAILABLE FOR SALE:

      During 1993, the Company invested $250,000 in the common stock of a start-up airline company. In 1995, a portion of the stock became marketable and was sold by the Company as a result of a public stock offering by the airline.

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

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    RECEIVABLES FROM SALE OF BUSINESSES:

      Receivables from sale of businesses  consist of a note  receivable  from a corporation with interest at 10%. Principal and interest payments were due in monthly installments of approximately $120,000 through January 1998. The corporation suspended payments on the note until clarification of a certain lease agreement related to real estate the corporation acquired in the sale is resolved. The notes were paid in full subsequent to December 31, 1998. (See Note 5)

4.    ALLOWANCES FOR DOUBTFUL ACCOUNTS:

      The changes in allowances for doubtful accounts are as follows (in thousands):

                                                     1998       1997       1996
                                                    -----      -----      -----

         Balance at beginning of year               $ 297      $ 576      $ 514
         Additions charged to cost and expenses       131         88        416
         Accounts written off                        (401)      (163)      (354)
         Reduction of allowance credited to costs
           and expenses                                --       (204)        --
                                                    -----      -----      -----

         Balance at end of year                     $  27      $ 297      $ 576
                                                    =====      =====      =====

      The allowances for doubtful accounts include allowances for accounts and other receivables, receivables from sale of businesses, and factored accounts receivable.

5.    INVESTMENT IN REAL ESTATE:

      Investment in real estate included in the 1998 and 1997 consolidated balance sheets is as follows:

                                                     1998      1997
                                                     ----      ----
         Real estate held for sale                   $785      $785
                                                     ----      ----

                                                     $785      $785
                                                     ====      ====

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    INVESTMENT IN REAL ESTATE, CONTINUED:

      Summaries of real estate transactions and related accumulated depreciation are as follows (in thousands):

         REAL ESTATE:                            1998         1997
                                               -------      -------

         Balance at beginning of year          $   785      $ 9,911
                                               -------      -------
           Additions during the year:
             Ground lease fees                      --           --
             Tenant improvements                    --           --
                                               -------      -------
                Total additions                     --           --
                                               -------      -------
                                                   785        9,911
           Reductions during the year:
             Cost of real estate sold               --       (8,735)
             Impairment loss                        --         (375)
             Other                                  --          (16)
                                               -------      -------
             Total reductions                       --       (9,126)
                                               -------      -------
         Balance at end of year                $   785      $   785
                                               =======      =======

         ACCUMULATED DEPRECIATION:               1998         1997        1996
                                               -------      -------     -------
         Balance at beginning of year          $    --      $   430     $ 1,076
           Additions during the year:
             Depreciation                           --          244         320

           Reductions during the year:
             Disposals                              --         (674)       (966)
                                               -------      -------     -------
         Balance at end of year                $    --      $    --     $   430
                                               =======      =======     =======

      Real estate  held for sale as of  December  31,  1998  represents  land in
         Ixtapa, Mexico. The Company plans to sell the land and has discontinued making payments on a note payable secured by the land (see Note 9). Because the Company is in default on the note, the carrying cost of the land has been reduced to the balance of the note plus accrued interest. An impairment loss of $375,000 is included in other income (expense) in the accompanying December 31, 1997 consolidated statement of operations.

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

5.    INVESTMENT IN REAL ESTATE, CONTINUED:

      During 1996, the Company sold its stock in its Mexican subsidiary. The subsidiary held an ownership interest in rental real estate in Mexico.

      The operating income and losses and the gains and losses from the sale of its real estate operations are included in discontinued operations in the accompanying consolidated statements of operations for 1997 and 1996 (see Note 13).

6.    PROPERTY AND EQUIPMENT:

      The components of property and equipment consist of the following (in thousands):

                                                      1998            1997
                                                    -------         -------
         Restaurant equipment                       $ 2,068         $ 1,785
         Furniture and fixtures                         765             692
         Transportation equipment                       438             438
         Leasehold improvements                       2,854           1,875
         Equipment held under capital leases            219             219
                                                    -------         -------
                                                      6,344           5,009
         Less accumulated depreciation               (2,574)         (1,912)
                                                    -------         -------
                                                    $ 3,770         $ 3,097
                                                    =======         =======

7.    OTHER ASSETS:

      Other assets consist of the following (in thousands):

                                                      1998           1997
                                                      ----           ----
         Classic automobiles                         $ 206          $ 206
         Deposits and other                            122            136
         Liquor licenses                               176            191
         Restaurant small wares                        441            404
                                                     -----          -----

                                                     $ 945          $ 937
                                                     =====          =====

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

      Long-term debt and capital lease obligations consist of the following (in thousands):

                                                                1998      1997
                                                              -------   -------

      Note payable,  Mexican  corporation,  with interest at
         prime plus 3-7/8%,  with monthly principal payments
         of $6,000  plus  interest  through  December  2006,
         secured by real  estate  (see Note 6). The  company
         has  discontinued  making the required  payments on
         this note. As a result, the entire note balance has
         been classified as current.                          $   708    $  708

      Unsecured note payable, State of California, with interest at 6%, with monthly principal payments of $25,000 plus interest through June 1999

                                                                  150       450

      Note payable,  with  interest at 8% due October  1999,
         secured by equipment of restaurant.                      300        --


      Capital lease obligations (Note 11)                         105       148
                                                              -------   -------
                                                                1,263     1,306
      Less current portion                                     (1,205)   (1,051)
                                                              -------   -------
                                                              $    58   $   255
                                                              =======   =======

      Cash paid for interest was approximately $35,000, $102,000, and $818,000 during 1998, 1997 and 1996, respectively.

      All long term debt excluding capital leases is due during 1999.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

      At December 31, 1998 and 1997, the components of accrued expenses and other current liabilities consist of the following (in thousands):

                                                               1998       1997
                                                               ----       ----
         Gift certificates and advance
           customer deposits                                  $ 112      $ 106
         Litigation settlements and estimated
           claims (Note 17)                                     200        117
         Product liability costs                                 69         66
         Sales taxes payable                                    146        145
         Other accruals                                         237        232
                                                              -----      -----

                                                              $ 764      $ 666
                                                              =====      =====

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   LIABILITIES SUBJECT TO COMPROMISE:

      From April 21, 1991  through  May 4, 1993,  Performance  Industries,  Inc.
         (formerly Mr. Gasket Company) operated as debtor-in-possession under the supervision of the Bankruptcy Court. In Chapter 11, the shareholders' interests and substantially all liabilities as of the filing date were subject to compromise.

      Additions or deletions to the claims  (liabilities  subject to compromise)
         may arise from the determination by the Bankruptcy Court or agreement by parties in interest of allowed claims for contingencies and disputed collateral and amounts. The Company continues to negotiate settlement of the final claims outstanding. Liabilities subject to compromise at December 31, 1998 and 1997 consist primarily of environmental remediation and tax liabilities.

11.   LEASES:

      As lessee:

      The Company's  restaurant  subsidiary  leases eight  restaurant  locations under operating leases including one restaurant location which was closed during 1996. These leases expire at various dates through 2010 and require aggregate annual payments of approximately $1,360,000. The leases also contain provisions for contingent rental payments ranging from 3% to 9% of sales. During 1998 and 1997, the restaurants incurred contingent rentals of approximately $349,000 and $331,000, respectively.

      The Company's restaurant subsidiary also leases certain equipment under capital leases. The leases require aggregate monthly payments of approximately $4,600 through May 2001.

      The Company and its subsidiaries also lease their office space and two warehouse facilities under operating leases. These leases require aggregate monthly payments of approximately $9,000 and expire at various dates through 2001.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   LEASES, CONTINUED:

      Future minimum lease payments for capital leases and noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

                                                        Capital        Operating
                                                        leases           leases
                                                        ------           ------
           1999                                          $  58          $ 1,366
           2000                                             49            1,215
           2001                                              9            1,159
           2002                                             --            1,105
           2003                                             --            1,028
         Thereafter                                         --            3,176
                                                         -----          -------

                                                           116          $ 9,049
                                                                        =======
         Less amount representing interest                 (11)
                                                         -----
         Present value of future minimum lease
           payments on capital leases                    $ 105
                                                         =====

      Rent expense for operating leases was approximately $1,582,000, $1,862,000 and $1,818,000 for 1998, 1997 and 1996, respectively.

12.   INCOME TAXES:

      The provision for income tax (expense) benefit consists of the following (in thousands):

                                                   1998       1997       1996
                                                  -----      -----      -----
         Federal:
           Current                                $  --      $  --      $  --
           Deferred                                  10       (231)      (548)
         Foreign                                     --         --       (250)
         State and local                              1         --         (2)
                                                  -----      -----      -----

         Total income tax (expense) benefit       $  11      $(231)     $(800)
                                                  =====      =====      =====
         Allocated to:
           Continuing operations                  $  11      $(318)     $(591)
           Discontinued operations                   --         87       (209)
                                                  -----      -----      -----

                                                  $  11      $(231)     $(800)
                                                  =====      =====      =====

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.   INCOME TAXES, CONTINUED:

      Foreign income taxes represent an estimate of the Mexican income tax on the sale of the Company's Mexican subsidiary in 1996.

      The following is a reconciliation between the income tax (expense) benefit from continuing operations and income taxes calculated at the statutory federal income tax rate of 34% for continuing operations (in thousands):

                                                   1998       1997        1996
                                                 -------    -------     -------

         Income tax benefit at statutory rate     $ 168      $ 247      $ 1,502
         Foreign and state income taxes              20         --         (252)
         Tax effect of valuation allowance
           on deferred tax assets                  (162)      (212)      (1,841)
         Reduction of net operating loss and
           tax credit carryforwards net of
           valuation allowance                      (15)      (353)          --
                                                  -----      -----      -------

         Income tax (expense) benefit from
           continuing operations                  $  11      $(318)     $  (591)
                                                  =====      =====      =======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carry forwards. Significant components of the Company's net deferred tax assets consist of the following (in thousands):

                                                               1998       1997
                                                             -------    -------
         Current deferred tax assets (liabilities):
           Reserves not currently deductible                 $   168    $   373
           Valuation allowance                                  (144)      (321)
                                                             -------    -------

              Net current deferred tax asset                 $    24    $    52
                                                             =======    =======

         Non-current deferred tax assets (liabilities):
           Difference between book and tax bases of assets   $   967    $   703
           Contribution carryforwards                             27         27
           Capital loss carryforwards                             82         82
           Net operating loss carryforwards                    7,989      7,971
           General business credit carryforwards                  66         66
                                                             -------    -------
                                                               9,131      8,849
           Valuation allowance                                (7,853)    (7,610)
                                                             -------    -------
              Net non-current deferred tax asset             $ 1,278    $ 1,239
                                                             =======    =======

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.   INCOME TAXES, CONTINUED:

      The Company  has recorded a net deferred tax asset as of December 31, 1998 of $1,302,000 primarily reflecting the benefits of net operating loss carryforwards. Realization is dependent upon generating sufficient taxable income prior to the expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. During 1998 and 1997, the Company lost the benefit of a portion of its state net operating loss carryforwards and general business credits due to reaching the expiration date of the carryforwards.

      The Company has available at December 31, 1998, federal net operating loss carryforwards and unused general business credits, which may provide future tax benefits as follows (in thousands):

                                      Unused          Unused federal
                                    federal net          general
                  Year of         operating  loss        business
                 expiration        carryforwards         credits
                 ----------       ---------------     --------------
                    2003              $    --              $ 37
                    2005                2,585                --
                    2006                3,866                --
                    2007                7,015                --
                    2008                2,967                --
                    2009                3,917                29
                    2010                1,231                --
                    2011                  489                --
                    2012                  534
                    2013                  691                --
                                      -------              ----

                                      $23,295              $ 66
                                      =======              ====

      The-Company has net operating carryforwards for state income tax purposes of approximately $1,700,000 which expire from 2000 through 2003.

13.   DISCONTINUED OPERATIONS:

      During 1997, the Company sold its real estate operations and its factoring business. As a result, net sales, costs of sales, income and expenses related to those segments have been recorded as discontinued operations in the accompanying consolidated statements of operations. The sales of the businesses are described below.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.   DISCONTINUED OPERATIONS, CONTINUED:

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

      FACTORING:

      In August  1997,   the  Company   discontinued   operating  its  factoring
         subsidiary and sold substantially all of the net assets of its factoring business, including factored accounts receivable, equipment and intangible assets, to a related company, Performance Funding, L.L.C. (see Note 19). The buyer also assumed the obligations of the factoring business upon sale. The net selling price was approximately $513,000 in the form of cash. At December 31, 1998, factored accounts receivables remaining were approximately $150,000. The buyer has agreed to collect the remaining receivables for a 5% collection fee based on payments collected.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.   DISCONTINUED OPERATIONS, CONTINUED:

      FACTORING, CONTINUED:

      Revenues of the factoring operation were approximately  $508,000 for 1996.
         Revenues for the eight months prior to the sale in 1997 were approximately $400,000. The income (loss) from the operation of the factoring business is included in income (loss) from discontinued operations.

      The caption   "Income   (loss)  from   discontinued   operations"  in  the
         accompanying consolidated statements of operations for the years ended December 31, 1997 and 1996 consists of the following (in thousands):

                                                               1997       1996
                                                             -------    -------
         (Loss) income from operations of real estate
           subsidiaries, net of income tax                   $  (118)   $   360

         (Loss) gain on sales of real estate subsidiaries,
           net of income tax                                    (670)     1,053

         Income (loss) from operations of
           factoring subsidiaries, net of income tax             255       (126)

         Gain on the sale of factoring operations                  3         --
                                                             -------    -------

                                                             $  (530)   $ 1,287
                                                             =======    =======
14.   STOCK OPTION PLANS:

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

      At December 31, 1998, all outstanding options were exercisable and 200,000 shares were available for future grant. The weighted average remaining contractual life of the outstanding options is approximately seven years.

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.   STOCK OPTION PLANS, CONTINUED:

      A summary of transactions with respect to the stock option plan follows:

                                      Number      Range of      Weighted average
                                    of shares  exercise prices   exercise price
                                    ---------  ---------------  ----------------
      Balance at January 1, 1997     437,500    $.88 to $.96        $.90
      Issued                              --
      Exercised                           --
      Cancelled                     (137,500)   $.88                $.88
                                     -------

      Balance at December 31, 1998   300,000    $.88 to $.96        $.91
                                     =======
15.   REVERSE STOCK SPLIT:

      During 1996, the Company approved a one-for-four reverse stock split of its issued and outstanding common stock. In conjunction with the reverse stock split, the Company also approved an offer to purchase shares of the Company's stock held by shareholders with holdings of less than 100 shares. The Company purchased 8,266 treasury shares in 1996 as a result of the offer.

16.   RESTAURANT CLOSURES:

      During 1996, the Company opened a new restaurant in Las Vegas, Nevada. The
         Company incurred total costs of approximately $1,500,000 related to the restaurant, including leasehold improvements, restaurant equipment and pre-opening costs. The Company also has a lease obligation for the restaurant building which requires annual payments totalling approximately $180,000 per year through December 2005. Operations of the restaurant included sales of approximately $809,000 and losses of approximately $360,000 during 1996. In October 1996, management determined that the location could not generate sufficient revenue to become a profitable operation and closed the restaurant. Accordingly, the Company recorded a loss resulting from the closure of the restaurant of approximately $1,255,000 in 1996. At December 31, 1996, management estimated future costs of the disposal for additional rental liabilities to be $80,000. These costs are included in the recorded loss on closure of restaurants. Additional costs incurred during 1997 were approximately $100,000 related to the Las Vegas restaurant and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Subsequent to December 31, 1998, the Company sold the remaining assets associated with the Nevada location for $475,000 which approximates the remaining book value of the assets disposed of (See Note 11).

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.   RESTAURANT CLOSURES, CONTINUED:

      The Company entered into a new sublease agreement for the Nevada location subsequent to year end. Approximate minimum future rentals to be received on this sublease are as follows:

              1998                                          $  180,000
              1999                                             180,000
              2000                                             180,000
              2001                                             180,000
              2002                                             180,000
              Thereafter                                       345,000
                                                            ----------

              Total minimum future rentals                  $1,245,000
                                                            ==========

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

17.   LITIGATION:

      In November 1993, certain shareholders dissented from the sale of one of the Company's automotive products business. As a result, the company filed an action to obtain a determination of the "fair cash value" of shares held by those shareholders as of November 28, 1993, as if the sale had not occurred. The Company settled with the majority of the dissenting shareholders during 1995 for $.75 a share. The remaining dissenting shareholders, who hold 461,500 shares, were entitled to payment of "fair cash value" of the shares within 30 days of the determination of the value by the court. The Company acquired the stock of the remaining dissenting shareholders in 1998 for $458,000.

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

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.   LITIGATION, CONTINUED:

      Accrued liabilities at December 31, 1998, include  approximately  $200,000 for potential litigation settlements on various claims (see Note 9). In the opinion of management, any additional liabilities related to legal actions will not have a material adverse effect on the Company's consolidated financial condition.

18.   COMMITMENTS AND CONTINGENCIES:

      ENVIRONMENTAL MATTERS:

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

                          PERFORMANCE INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

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

19.   RELATED PARTY TRANSACTIONS:

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

19.   RELATED PARTY TRANSACTIONS, CONTINUED:

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

20.   BUSINESS ACQUISITION:

      During September 1998 the Company's restaurant subsidiary acquired the net assets of a restaurant located in Phoenix, Arizona. The purchase price of the restaurant was $1,400,000, of which $1,100,000 was paid in cash and the remaining $300,000 in the form of a note payable. The purchase was accounted for using the purchase method of accounting. The purchase price in excess of the book value of the assets acquired was allocated to the property and equipment acquired based upon its fair value. The Company also assumed the lease obligation associated with the restaurant.

21.   IMPACT OF YEAR 2000 ISSUE (UNAUDITED):

      The Company has conducted a review of its computer systems to identify computer programs that could be affected by the Year 2000 issue, and has developed a remediation plan to resolve the problem.

      The issue  is  whether  the  computer  systems  will  properly   recognize
         date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

      Management  estimates the cost of further  remediation to be approximately
         $80,000.