Form 10-Q
period 1999-03-31
PERFORMANCE INDUSTRIES INC/OH/
filed 1999-05-24
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                    Commission File Number __________________


                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            OHIO                                          34-1334199
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

2701 E. Camelback Road, Suite 210
Phoenix, Arizona                                             85016
----------------------------------------                   ---------
(Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number including area code: (602) 912-0100
                                                           ---------------



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15d of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]


Number of shares outstanding of each of the issuer's classes of common stock as of May 21, 1999, is 2,206,083 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX



PART I  FINANCIAL INFORMATION (Unaudited)                                Page
                                                                         ----
Consolidated Balance Sheets -
         March 31, 1999 and December 31, 1998                              3

Consolidated Statements of Operations (Unaudited) -                        4
         Three Month Period Ended March 31, 1999 and 1998

Consolidated Statements of Cash Flows (Unaudited)
         Three Month Period Ended March 31, 1999 and 1998                  5

Management's Discussion and Analysis of Financial                          6
         Condition and Results of Operations


PART II OTHER INFORMATION                                                  7

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports On Form 8-K

Signatures                                                                 8

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


ASSETS                                               31-MAR-99         31-DEC-98
                                                     ---------         ---------
Current assets:
  Cash and equivalents, unrestricted                  $  2,394         $  1,486
  Accounts and other receivables                           378              333
    less allowance for doubtful accounts
  Notes Receivable                                         325                0
  Current Portion of Receivables from sale
    of businesses, net of allowance                          0              125
  Factored receivables, net of allowance for
    doubtful accounts                                        0              150
  Inventories                                              218              289
  Prepaid expenses and other current assets                163              212
   Deferred income taxes                                    24               24
  Real estate held for sale                                785              785
                                                      --------         --------
      Total current assets                               4,287            3,404

  Deferred income taxes                                  1,278            1,278
  Property and equipment, net                            3,334            3,770
  Other assets                                             901              945
                                                      --------         --------

     TOTAL ASSETS                                     $  9,800         $  9,397
                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                      1,136            1,205
  Accounts payable                                         886              579
  Accrued employment costs                                 473              530
  Accrued expenses and other current liabilities           764              764
  Liabilities subject to compromise                        797              797
  Foreign Tax Liability                                    250              250
                                                      --------         --------
     Total current liabilities                           4,306            4,125

Long-term debt, less current portion                        41               58

Shareholders' equity:
  Preferred Stock, par value $1.00 per share:
    authorized 100,000 shares; none issued                   0                0
  Common stock, no par value; authorized 5,000,000
    shares; issued 3,157,332 shares; outstanding
    2,211,083 and 2,211,183, respectively               31,202           31,202
  Accumulated deficit                                  (21,989)         (22,228)
                                                      --------         --------
                                                         9,213            8,974

  Treasury stock at cost                                (3,760)          (3,760)
                                                      --------         --------
       Total shareholders' equity                        5,453            5,214

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  9,800         $  9,397
                                                      ========         ========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1999            1998
                                                    -----------     -----------

Revenues                                            $     5,560     $     4,900

Cost of revenues                                         (5,012)         (4,377)
Selling, general and administrative expenses               (328)           (396)
Interest expense                                             (2)             (8)
Other income (expenses), net                                 21             (29)

Income (loss) from continuing operations before
     income taxes                                           239              90


Provision for income taxes                                   (1)              0
                                                    -----------     -----------

Income (loss) from continuing operations                    238              90

Income (loss) from discontinued operations                    0              72
                                                    -----------     -----------

Net income (loss)                                   $       238     $       162
                                                    ===========     ===========

Net income (loss) per common share
  Continuing operations                             $      0.11     $      0.04
  Discontinued operations                           $      0.00     $      0.03
                                                    -----------     -----------

Net income (loss) per common share                  $      0.11     $      0.07
                                                    ===========     ===========

Average number of shares outstanding                  2,211,083       2,377,556
                                                    ===========     ===========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1999              1998
                                                      -------           -------
Net cash provided by (used in) operating activities   $   770           $    84

Cash flows from investing activities:
  Decrease (increase) in receivables from sales
     of businesses, net                                   125                 0
  Purchase of property and equipment                     (187)              (75)
  Proceeds from sale of property and equipment            610                 0
  Issuance of Notes Receivable                           (325)             (350)
                                                      -------           -------
      Net cash provided by (used in) investing
        activities                                        223              (425)

Cash flows from financing activities:
  Proceeds from borrowings                                  0                 0
  Repayment of borrowings                                 (86)              (86)
  (Increase) decrease in treasury stock                    (0)               (1)
                                                      -------           -------
      Net cash provided by (used in) financing
        activities                                        (86)              (87)

Net increase (decrease) in cash and cash equivalents      908              (428)
Cash and cash equivalents at beginning of period        1,486             2,815
                                                      -------           -------
Cash and cash equivalents at end of period            $ 2,394           $ 2,387
                                                      =======           =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS

During 1997, the Company sold two of its operating companies, Funding and Development. As a result, there has been a reclassification of income and expenses related to these businesses as set forth in the Company's Report on Form 10-Q for the period ending March 31, 1998. Management's Discussion and Analysis shall be limited to continuing operations.

In the first quarter of 1999 the company sold its Las Vegas and La Mesa locations and closed its LaJolla location. On April 13, 1999 the company sold its San Bernardino location. The company currently owns and operates four restaurants in California and two in Arizona.

Revenue for the company increased from $4,900,000 to $5,560,000 or by 13% for the first quarter of 1999 as compared to the same period last year. Net income from restaurant operations increased from $90,000 to $238,000 for the first quarter of 1999.

Net income which reflected a gain of $72,000 from discontinued operations in 1998 increased from $162,000 to $238,000 for the first quarter of 1999 as compared to the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

The company has sufficient cash reserves to meet operational needs for the upcoming year. Management believes, but there can be no assurance, that it will be able to finance any future expansion through cash flow, loans or leases of equipment.

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


                                           PERFORMANCE INDUSTRIES, INC.
                                           and SUBSIDIARIES

Dated: May 21, 1999                        /s/ Joe Hrudka
                                           ---------------------------------
                                               Joe Hrudka
                                               Chairman of the Board
                                               (Principal Executive Officer)


                                           /s/   Ed Fochtman
                                           ---------------------------------
                                                 Ed Fochtman
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)