Form 10-Q
period 1999-06-30
PERFORMANCE INDUSTRIES INC/OH/
filed 1999-08-16
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15d of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common stock as of August 11, 1999, is 2,193,033 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX



PART I  FINANCIAL INFORMATION (Unaudited)                                Page
                                                                         ----
        Consolidated Balance Sheets -
        June 30, 1999 and December 31, 1998                               3

        Consolidated Statements of Operations (Unaudited) -
        Six Month Period Ended June 30, 1999 and 1998                     4

        Consolidated Statement of Operations (Unaudited)
        Three Month Period Ended June 30, 1999 and 1998                   5

        Consolidated Statements of Cash Flows (Unaudited) -
        Six Month Period Ended June 30, 1999 and 1998                     6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               7


PART II OTHER INFORMATION                                                 8

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

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


ASSETS                                                    30-Jun-99    31-Dec-98
                                                          ---------    ---------
Current assets:
  Cash and equivalents, unrestricted                      $  1,085     $  1,486
  Accounts and other receivables                               364          333
    less allowance for doubtful accounts
  Notes Receivable                                             825            0
  Current Portion of Receivables from sale of
    businesses, net of allowance                                 0          125
  Factored receivables, net of allowance for
    doubtful accounts                                            0          150
  Inventories                                                  205          289
  Prepaid expenses and other current assets                    164          212
  Deferred income taxes                                         24           24
  Real estate held for sale                                    785          785
                                                          --------     --------
      Total current assets                                   3,452        3,404

  Deferred income taxes                                      1,278        1,278
  Property and equipment, net                                3,074        3,770
  Other assets                                               1,277          945
                                                          --------     --------

  TOTAL ASSETS                                            $  9,081     $  9,397
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                                1,058        1,205
  Accounts payable                                             565          579
  Accrued employment costs                                     454          530
  Accrued expenses and other current liabilities               689          764
  Liabilities subject to compromise                            797          797
  Foreign Tax Liability                                        250          250
                                                          --------     --------
     Total current liabilities                               3,813        4,125

Long-term debt and capital lease obligations,
 less current portion                                           32           58

Shareholders' equity:
  Preferred Stock, par value $1.00 per share:
   authorized 100,000 shares; none issued                        0            0
  Common stock, no par value; authorized
   5,000,000 shares; issued 3,157,332 shares;
   outstanding 2,198,033 and 2,360,638, respectively        31,202       31,202
  Accumulated deficit                                      (22,192)     (22,228)
                                                          --------     --------
                                                             9,010        8,974
  Treasury stock at cost                                    (3,774)      (3,760)
                                                          --------     --------
    Total shareholders' equity                               5,236        5,214

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  9,081     $  9,397
                                                          ========     ========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
Revenues                                            $    10,318     $     9,455

Cost of revenues                                         (9,542)         (8,613)
Selling, general and administrative expenses               (649)           (817)
Interest expense                                             (3)            (17)
Other income (expenses), net                                (90)             34

Income (loss) from continuing operations
 before income taxes                                         34              42

Provision for income taxes                                   (1)              0
                                                    -----------     -----------

Income (loss) from continuing operations                     33              42

Income (loss) from discontinued operations                    0             109
                                                    -----------     -----------

Net income (loss)                                   $        33     $       151
                                                    ===========     ===========
Net income (loss) per common share
 Continuing operations                              $      0.01     $      0.02
 Discontinued operations                            $      0.00     $      0.05
                                                    -----------     -----------

Net income (loss) per common share                  $      0.01     $      0.06
                                                    ===========     ===========

Average number of shares outstanding                  2,206,241       2,372,430
                                                    ===========     ===========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------

Revenues                                            $     4,758     $     4,555

Cost of revenues                                    $    (4,529)         (4,236)
Selling, general and administrative expenses        $      (321)           (421)
Interest expense                                    $        (1)             (9)
Other income (expenses), net                        $      (112)             63

Income (loss) from continuing operations
 before income taxes                                       (205)            (48)

Provision for income taxes                                    0               0
                                                    -----------     -----------

Income (loss) from continuing operations                   (205)            (48)

Income (loss) from discontinued operations          $         0              37
                                                    -----------     -----------

Net income (loss)                                   $      (205)    $       (11)
                                                    ===========     ===========
Net income (loss) per common share
  Continuing operations                             $     (0.09)    $     (0.02)
  Discontinued operations                           $      0.00     $      0.02
                                                    -----------     -----------

Net income (loss) per common share                  $     (0.09)    $     (0.00)
                                                    ===========     ===========

Average number of shares outstanding                  2,201,400       2,367,305
                                                    ===========     ===========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                       Six Months Ended June 30,
                                                       ------------------------
                                                        1999             1998
                                                       -------          -------
Net cash provided by (used in) operating activities    $    59          $   448

Cash flows from investing activities:
  Decrease (increase) in receivables from
   sales of businesses, net                                125                0
  Purchase of property and equipment                      (243)            (124)
  Proceeds from sale of property and equipment             667                0
  Issuance of Notes Receivable                            (825)            (359)
                                                       -------          -------
      Net cash provided by (used in)
       investing activities                               (276)            (483)

Cash flows from financing activities:
  Proceeds from borrowings                                   0                0
  Repayment of borrowings                                 (171)            (171)
  (Increase) decrease in treasury stock                    (13)             (18)
                                                       -------          -------
      Net cash provided by (used in)
       financing activities                               (184)            (189)


Net increase (decrease) in cash and cash equivalents      (401)            (224)
Cash and cash equivalents at beginning of period         1,486            2,815
                                                       -------          -------
Cash and cash equivalents at end of period             $ 1,085          $ 2,591
                                                       =======          =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

During 1997, the Company sold two of its operating companies, Funding and Development. As a result, there has been a reclassification of income and expenses related to these businesses as set forth in the Company's Report on Form 10-Q for the period ending June 30, 1999. Management's Discussion and Analysis shall be limited to continuing operations.

In the first quarter of 1999 the company sold its Las Vegas and La Mesa locations and closed its LaJolla location. On April 13, 1999 the company sold its San Bernardino location. The company currently owns and operates four restaurants in California and two in Arizona.

Revenues for the company for the second quarter and the six month period were up versus last year. The increase is attributable to better sales from existing restaurants and the addition of Steamers, versus those restaurants closed.

Net income for the six months was down from $151,000 to $33,000. This was a result of charges of $150,000 for discontinued operations in the second quarter.

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


                                          PERFORMANCE INDUSTRIES, INC.
                                          and SUBSIDIARIES

Dated: August 11, 1999                    /s/ Joe Hrudka
                                          -----------------------------
                                          Joe Hrudka
                                          Chairman of the Board
                                          (Principal Executive Officer)


                                          /s/ Ed Fochtman
                                          -----------------------------
                                          Ed Fochtman
                                          Chief Financial Officer
                                          (Principal Accounting Officer)