Form 10-Q
period 1999-09-30
PERFORMANCE INDUSTRIES INC/OH/
filed 1999-11-12
CIK 724967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                    Commission File Number 0-11331
                                           -------

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

Number of shares outstanding of each of the issuer's classes of common stock as of november 10, 1999, is 2,189,133 shares.

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



Part I   Financial Information (Unaudited)                                  Page
                                                                            ----
Consolidated Balance Sheets -
         September 30, 1999 and December 31, 1998                             3

Consolidated Statements of Operations (Unaudited) -                           4
         Nine Month Period Ended September 30, 1999 and 1998

Consolidated Statement of Operations (Unaudited)
         Three Month Period Ended September 30, 1999 and 1998                 5

Consolidated Statements of Cash Flows (Unaudited) -                           6
         Nine Month Period Ended September 30, 1999 and 1998

Management's Discussion and Analysis of Financial                             7
         Condition and Results of Operations

Part II  Other Information                                                    8

Item 1.  Legal Proceedings                                                    8

Item 2.  Changes in Securities                                                8

Item 3.  Defaults Upon Senior Securities                                      8

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 5.  Other Information                                                    8

Item 6.  Exhibits and Reports on Form 8-K                                     8


Signatures                                                                    9

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


ASSETS                                                    30-SEP-99    31-DEC-98
                                                          ---------    ---------
Current assets:
     Cash and equivalents, unrestricted                    $  1,245    $  1,486
     Accounts and other receivables                             392         333
       less allowance for doubtful accounts
     Notes Receivable                                           725           0
     Current Portion of Receivables from sale of
       businesses, net of allowance                               0         125
     Factored receivables, net of allowance for
       doubtful accounts                                          0         150
     Inventories                                                204         289
     Prepaid expenses and other current assets                  120         212
     Deferred income taxes                                       24          24
     Real estate held for sale                                  785         785
                                                           --------    --------
         Total current assets                                 3,495       3,404

     Deferred income taxes                                    1,278       1,278
     Property and equipment, net                              3,022       3,770
     Other assets                                               862         945
                                                           --------    --------

     TOTAL ASSETS                                          $  8,657    $  9,397
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt and capital
       lease obligations                                      1,062       1,205
     Accounts payable                                           572         579
     Accrued employment costs                                   423         530
     Accrued expenses and other current liabilities             578         764
     Liabilities subject to compromise                          797         797
     Foreign Tax Liability                                      250         250
                                                           --------    --------
        Total current liabilities                             3,682       4,125

Long-term debt and capital lease obligations, less
  current portion                                                16          58

Shareholders' equity:
     Preferred Stock, par value $1.00 per share:
       authorized 100,000 shares; none issued                     0           0
     Common stock, no par value; authorized 5,000,000
       shares; issued 3,157,332 shares; outstanding
       2,189,133 and 2,226,263, respectively                 31,202      31,202
     Accumulated deficit                                    (22,460)    (22,228)
                                                           --------    --------
                                                              8,742       8,974

     Treasury stock at cost                                  (3,783)     (3,760)
                                                           --------    --------
       Total shareholders' equity                             4,959       5,214
                                                           --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $  8,657    $  9,397
                                                           ========    ========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                  ------------------------------
                                                        1999          1998
                                                    -----------    -----------
Revenues                                            $    14,528    $    13,664

Cost of revenues                                        (13,785)       (12,801)
Selling, general and administrative expenses               (942)        (1,291)
Interest expense                                             (3)           (22)
Other income (expenses), net                                (30)            37


Income (loss) from continuing operations before
     income taxes                                          (232)          (413)


Provision for income taxes                                   (1)             0
                                                    -----------    -----------

Income (loss) from continuing operations                   (233)          (413)

Income (loss) from discontinued operations                    0            135
                                                    -----------    -----------

Net income (loss)                                   $      (233)   $      (278)
                                                    ===========    ===========
Net income (loss) per common share
     Continuing operations                          $     (0.11)   $     (0.18)
     Discontinued operations                        $      0.00    $      0.06
                                                    -----------    -----------
Net income (loss) per common share                  $     (0.11)   $     (0.12)
                                                    ===========    ===========
Average number of shares outstanding                  2,201,405      2,339,416
                                                    ===========    ===========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED SEPTEMBER 30


                                                      30-SEP-99      30-SEP-98
                                                      ---------      ---------

Revenues                                             $     4,210    $     4,209

Cost of revenues                                     $    (4,243)        (4,188)
Selling, general and administrative expenses         $      (294)          (474)
Interest expense                                     $         0             (5)
Other income (expenses), net                         $        61              3


Income (loss) from continuing operations before
  income taxes                                              (266)          (455)

Provision for income taxes                                     0              0
                                                     -----------    -----------

Income (loss) from continuing operations                    (266)          (455)

Income (loss) from discontinued operations           $         0             25
                                                     -----------    -----------

Net income (loss)                                    $      (266)   $      (430)
                                                     ===========    ===========

Net income (loss) per common share
  Continuing operations                              $     (0.12)   $     (0.20)
  Discontinued operations                            $      0.00    $      0.01
                                                     -----------    -----------
Net income (loss) per common share                   $     (0.12)   $     (0.19)
                                                     ===========    ===========

Average number of shares outstanding                   2,191,733      2,273,388
                                                     ===========    ===========

                  PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                            -------------------
                                                             1999        1998
                                                            -------     -------
Net cash provided by (used in) operating activities         $   286     $   448

Cash flows from investing activities:
     Decrease (increase) in receivables from sales
       of businesses, net                                       125           0
     Purchase of property and equipment                        (387)       (124)
     Proceeds from sale of property and equipment               667           0
     Issuance of Notes Receivable                              (725)       (359)
                                                            -------     -------
         Net cash provided by (used in) investing
           activities                                          (320)       (483)

Cash flows from financing activities:
     Proceeds from borrowings                                     0           0
     Repayment of borrowings                                   (183)       (171)
     (Increase) decrease in treasury stock                      (22)        (18)
                                                            -------     -------
         Net cash provided by (used in) financing
           activities                                          (205)       (189)

Net increase (decrease) in cash and cash equivalents           (241)       (224)
Cash and cash equivalents at beginning of period              1,486       2,815
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 1,245     $ 2,591
                                                            =======     =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

During 1997, the Company sold two of its operating companies, Funding and Development. As a result, there has been a reclassification of income and expenses related to these businesses as set forth in the Company's Report on Form 10-Q for the period ending September 30, 1999. Management's Discussion and Analysis shall be limited to continuing operations.

In the first quarter of 1999 the company sold its Las Vegas and La Mesa locations and closed its LaJolla location. In the second quarter, the company sold its San Bernardino location. The company currently owns and operates four restaurants in California and two in Arizona.

Revenues for the company were flat for the third quarter and up for the nine month period versus last year. The increase is attributable to the addition of Steamers versus those restaurants closed.

The net loss for the three months ending September 30, 1999 was $266,000 versus a loss of $430,000 for the same period last year. Most of the reduction was in SG&A expenses. For the nine months ending September 30, 1999, the net loss was $233,000 versus $278,000 for the same period last year. The loss for last years period was reduced by a gain of $135,000 from discontinued operations.

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


                                         Performance Industries, Inc.
                                         and Subsidiaries


Dated: November 10, 1999                 /s/ Joe Hrudka
                                         ---------------------------------------
                                         Joe Hrudka
                                         Chairman of the Board
                                         (Principal Executive Officer)



                                         /s/ Ed Fochtman
                                         ---------------------------------------
                                         Ed Fochtman
                                         Chief Financial Officer
                                         (Principal Accounting Officer)