Form 10-K
period 1999-12-31
PERFORMANCE INDUSTRIES INC/OH/
filed 2001-02-21
CIK 724967

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 of 15(d) of
                       The Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-11331

                          PERFORMANCE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


              OHIO                                                34-1334199
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                        2701 E. CAMELBACK ROAD, SUITE 210
                             PHOENIX, ARIZONA 85016
              -----------------------------------------------------
              (Address or principal executive offices and zip code)

                                 (602) 912-0100
               ---------------------------------------------------
               (Registrant's telephone number including area code)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports and (2) has been subjected to such
filing requirements for the past 90 days.                    YES [ ]      NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                   YES [ ]      NO [X]

THE AGGREGATE MARKET VALUE OF REGISTRANT'S VOTING STOCK HELD BY NONAFFILIATES AS OF NOVEMBER 30, 2000 (BASED UPON CLOSING PRICE) WAS $493,292.

AT NOVEMBER 30, 2000, 2,182,533 OF REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

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

PERFORMANCE RESTAURANTS GROUP, INC. (RESTAURANTS)

Restaurants was formed in 1993 to acquire six operating restaurants in California. One of the restaurants operates under the trade name Bobby McGee's and is a full service restaurant/nightclub. One was converted to a sports bar/restaurant/nightclub concept operating under the trade name McGee's Grill. A third one was converted to a Steamers Restaurant with the nightclub still operating under the Bobby McGee's name.

In 1995 the company sold one of the Bobby McGee's locations. Another was sold in 1999 and the third one sold in March 2000.

In 1995, a restaurant was acquired in Scottsdale, Arizona. It is a full service restaurant and bar operating under the trade Buster's Restaurant Bar & Grill.

In 1996, the Company acquired two Carlos Murphy's restaurants in San Diego, California. In 1998, the Company entered into an operating lease for the two Carlos Murphy's restaurants with an unrelated third party. Subsequently, one was closed in 1998, and the other was sold in January 1999.

In October 1998, the company purchased Steamers Genuine Seafood. It is an upscale seafood restaurant located in the Biltmore Fashion Park in Phoenix, AZ.

In November 1999, the company signed a lease to open Latitudes Restaurant & Bar in Scottsdale, AZ. This casual restaurant will open in January 2000.

The Bobby McGee's concept is a full service restaurant using costumed servers and a lounge offering music and dancing at the same location. The restaurant appeals to a wide range of diners as a special event restaurant. Diners come to the restaurants to celebrate birthdays, anniversaries, graduations, and other special occasions.

McGee's Grill features pool tables and television screens for the viewing of sports events and a limited menu for dinner and lunch in the sports bar. The sports bar is combined with the more traditional nightclub offered at other Bobby McGee's restaurants.

Buster's is a full service restaurant offering a variety of dishes including seafood, steak and pasta dishes. Buster's is on the higher end of the casual dining market.

Steamers is a full service restaurant offering a variety of dishes, but featuring seafood. Steamers is on the higher end of the casual dining market.

The Phoenix restaurants experience a slow down in sales and profits in the summer months. This is partially offset by an increase in sales in the California restaurants in the summer months.

Total employees for Performance Restaurants as of 12/31/99were 326 Full-Time and 120 Part-Time.

PERFORMANCE FUNDING CORP. (FUNDING)

The Company sold the Factoring business to a third party related through common management in August 1997. The Company believes the sale to have been on terms at least as favorable as it would have received in an arm's length transaction. The sale allowed the Company to make available cash for use in the expansion of its restaurant division when needed.

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

A. COMPETITION

The restaurant business is highly competitive. Restaurants competes in the restaurant business with a number of chains and restaurants owned by substantially larger companies with greater financial resources than Restaurants. Restaurants competes on the basis of name recognition, concept of restaurants, location, quality of product and other intangible elements. Restaurants believes that the costume concept, along with the adjoining nightclub, offers a unique experience for the consumer that has a broad appeal. Restaurants further believes its present locations offer a competitive advance over other areas.

B. TRADEMARKS AND PATENTS

The Company's registered trademark for Restaurants is an important factor in marketing for this group due to the high degree of name recognition in its geographical area and general market. The name Bobby McGee's is federally trademarked.

C. ENVIRONMENTAL MATTERS

An investigation of environmental matters related to facilities and property owned and leased by the Company was performed to determine contingencies that may have affected the Company's emergence from Chapter 11. Certain reports received by the Company have identified areas of environmental contamination and potential environmental contamination. Management believes that certain predecessors-in-interest may bear either full or partial liability for remediation of affected areas. Certain predecessors-in-interest and governmental agencies have been notified by the Company of the related possible liabilities. In addition, the Company notified its insurance carriers of potential clams under its general liability and property insurance coverage from prior years.

a) REYES AVENUE, COMPTON CA

This facility housed the manufacturing plan of the former Wheel business which was sold in 1992.

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

ITEM 2. PROPERTIES

As of December 31, 1999, the Company ands it subsidiaries leased a total of approximately 68,598 square feet of restaurant, office, and other space for its principal facilities. Management believes that the Company's and its subsidiaries' facilities and equipment are modern and well maintained.

The locations and general description of the principal properties owned and leased by the Company and its subsidiaries are as follows:

                                                              APPROXIMATE AREA IN
LOCATION                     PRIMARY FUNCTIONS                    SQUARE FEET           LEASE EXPIRATION
--------                     -----------------                    -----------           ----------------
Phoenix, Arizona             Office                                  2,115                 07/31/2000

Scottsdale, Arizona          Buster's Restaurant Bar & Grill         9,123                 04/30/2010

Phoenix, Arizona             Steamers Genuine Seafood                7,827                 04/30/2007

Brea, California             Restaurant/Nightclub                   11,000                 06/30/2005

Burbank, California          Restaurant/Nightclub (1)               11,000                 06/30/2010

Burlingame, California       Restaurant/Nightclub                    9,000                 12/02/2006

Citrus Heights, California   Restaurant/Nightclub                   10,600                 09/14/2005

Scottsdale, Arizona          Warehouse                               3,320                 06/30/2001

Scottsdale, Arizona          Latitudes Restaurant & Bar              4,613                 11/30/2009

Ixtapa                       Raw Land                                8,748 sq. meters      Purchasing

----------
(1) The FF&E was sold on 03/30/2000. And the building re-leased.

ITEM 3. LEGAL PROCEEDINGS

A. In November 1993, certain shareholders dissented from the sale of one of the Company's automotive products business. As a result, the Company filed an action to obtain a determination of the fair cash value of shares held by those shareholders as of November 28, 1993, as if the sale had not occurred. The Company settled with the majority of the dissenting shareholders during 1995 for $.75 a share. The remaining dissenting shareholders, who held 461,500 shares, were entitled to payment of "fair cash value" of the shares within 30 days of the determination of the value by the court. The Company acquired the stock of the remaining dissenting shareholders in 1998 for $458,000.

B. In another matter, an insurance carrier has filed an action against the Company alleging that Company representatives failed to notify the insurance carrier of a product liability claim in a timely manner. The accident occurred in 1990 and the carrier voluntarily paid approximately $1,600,000 in benefits to settle the claim in January 1996. Management believes the action to be without merit and intends to vigorously defend the suit.

C. The Company is involved in various other claims and legal actions arising in the ordinary course of business including claims from periods prior to its reorganization under Chapter 11 of the bankruptcy code. These claims include product liability claims, environmental matters and employment disputes. Management intends to vigorously defend these claims and believes them to be without merit.

D. Accrued liabilities at December 31, 1999, include approximately $120,000 for potential litigation settlements on various claims. In the opinion of management, any additional liabilities related to legal actions will not have a material adverse effect on the Company's consolidated financial condition.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The following table sets forth the range of high and low closing bid prices for the Company's common stock as reported by the NASDAQ OTC Bulletin Board for the past two calendar years(1)

                                              BID      ASK
                                              ---      ---
1999
Quarter ended March 31, 1999                  .90      1.00
Quarter ended June 30, 1999                   .90      1.00
Quarter ended September 30, 1999              .90      1.00
Quarter ended December 31, 1999               .90      1.00

1998
Quarter ended March 31, 1998                  .90      1.00
Quarter ended June 30, 1998                   .90      1.00
Quarter ended September 30, 1998              .90      1.00

Quarter ended December 31, 1998               .90      1.00

(1) All quotations represent inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual trades.

As of March 26, 1999, there were 766 holders of record of the Company's common stock. No dividends have been declared since December 1984, nor does the Company anticipate that any dividends will be declared in the foreseeable future.

The Company's shares trade over the counter under the symbol PRFI.

During 1996, the Company effected a 4 for 1 reverse stock split and an odd lot tender offer. Approximately 8,200 shares were tendered to the company.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data).

The Company's selected consolidated financial data has been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business.

The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1995 through 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1995 through 1999 are derived from the audited financial statements of the Company.

YEAR ENDED DECEMBER 31 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                    1999         1998         1997         1996        1995
                                                  --------     --------     --------     --------     -------
OPERATING RESULTS:
Net revenues                                      $ 19,326     $ 19,456     $ 22,029     $ 22,407     $21,598

Net income (loss) from continuing operations      $   (749)    $   (483)    $ (1,076)    $ (3,723)    $   294

Basic and diluted income (loss) per common
  share from continuing operations                $   (.34)    $   (.21)    $   (.44)    $  (1.50)    $   .12

Weighted average number of common stock
  outstanding                                        2,198        2,309        2,473        2,486       2,489


AS OF DECEMBER 31 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                    1999         1998         1997         1996        1995
                                                  --------     --------     --------     --------     -------
FINANCIAL POSITION:
Working capital (deficiency)                      $   (240)    $   (791)    $  1,194     $  1,118     $ 2,424

Total assets                                      $  8,297     $  9,397     $ 10,405     $ 21,971     $24,878

Long term debt, excluding current installments
  and amount subject to compromise                $    451     $    766     $    255     $  8,950     $ 7,345

Shareholders' equity                              $  4,268     $  5,214     $  6,212     $  8,530     $13,061

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATION

PERFORMANCE RESTAURANTS GROUP, INC.

Restaurant's Gross Revenues for 1999 were down slightly from 1998 as a result of the closing of two restaurants. Gross revenues were $19,326,000 compared to $19,456,000 in 1998. The closing of the two restaurants was offset by sales at a restaurant acquired in 1998, Steamers in Phoenix. For restaurants open for at least one year, customer count is down by 9% in 1999 from 1998. Same store sales for stores open at least one year were also down by 9% for the period. In addition revenues from admissions at the Bobby McGee's restaurants is down by $216,000 from 1998 or 17%. This is attributed to the closing of the two restaurants in 1998, which had lounges where admissions are charged for entry at night.

Income from continuing operations before income taxes were $136,000 in 1999 vs. a loss of $494,000 in 1998.

For the first six months of 2000, the Restaurants group is showing a profit. Management believes the profit to be a result of the closure of non-profitable locations and the opening of new locations. Management also believes, but there can be no assurance, that Restaurants will continue to be profitable for the balance of the fiscal year.

Performance Industries, Inc. realized income and expense from several non-recurring events including the collection of a $491,000 debt from settlement of the bankrupt estate of a former customer, and a $236,000 gain realized on the sale of securities held as available for sale. The Company also recognized a $378,000 adjustment to the deferred tax valuation allowance. As a result of these items, the Company had a loss of $749,000 for 1999 as compared to a loss of $483,000 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

Management believes, but there can be no assurance, that current cash reserves are sufficient to meet the needs of the Company for the current fiscal year. The Restaurant group is expected to meet all of its cash need for the current year from operations. This is because of greater cost controls and the closure of non-profitable stores in the past year.

During January 2000, the Company opened a new restaurant in Scottsdale, AZ. This was financed by a bank loan in the sum of $500,000. If the Company acquires or opens any more restaurants, it will need to borrow further sums to cover acquisition or opening cost. Management believes, but there can be no assurance, that the Company would be able to borrow any monies needed.

The Company is remodeling two restaurants in California in the upcoming fiscal year, 2000. Management believes, but there can be no assurance, that such cost will be met through operating income.

ITEM 8. FINANCIAL STATEMENTS

The independent auditors' report on the Consolidated Financial Statements listed in the accompanying index are filed as part of this report. See Index to Audited Consolidated Financial Statements on page 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company as of December 31, 1999 were as follows:

     NAME                            AGE      POSITION
     ----                            ---      --------
     Joe Hrudka                      62       President
     Edmund L. Fochtman, Jr. (1)     63       Vice President/CFO
     Allen L. Haire (1)              58       Director

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

Edmund L. Fochtman, Jr., has been a Vice President of the Company from June 1997. Prior to this, he was President of the Company from May 1993. He was an executive Vice President of the Company since January 1992. He was Chairman of the Board of Directors and Chief Executive Officer of Action Products, Inc., a company engaged in manufacture and sale of fiberglass bodied mini-cars and sales of other promotional products from October 1986 until January 1992. From 1984 to 1986, Mr. Fochtman was a private investor. From 1976 to 1984, he served as Vice President of F.W. & Associates, Inc. In November 1991, a receiver was appointed by the Maricopa County Superior Court, State of Arizona, to manage the assets of Action Products, Inc., at the request of a secured party. Action's assets were sold in May 1992 by the receiver. Mr. Fochtman was elected a Director of the Company in June 1988 and as a director of each of the subsidiaries since 1993.

Allen L. Haire has been chairman and Chief Executive Officer of Enerco Technical Products, a manufacturer of gas-fired infra-red heating equipment, since July 1984. He was a manufacturer's representative from 1977 to 1984. Mr. Haire was elected a Director in June 1988.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein from the Company's proxy statement to be filed pursuant to Regulation 14(a) under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following tables sets forth the number and percentage of the outstanding shares of common stock beneficially owned as of March 29,2000, by the only persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock.

NAME AND ADDRESS                    NUMBER OF SHARES          PERCENT
OF BENEFICIAL OWNER                BENEFICIALLY OWNED        OF CLASS
-------------------                ------------------        --------
Joe Hrudka                              1,689,241               76%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In 1997, the Company made two short term loans totaling $55,000 to Joe Hrudka. Mr. Hrudka has repaid the loans. In December 1997, the Company purchased shares of stock in the Company from Jonathan Tratt, a former director, for $126,425.

During 1999, the Company loaned Performance Funding, L.L.C. $500,000. The balance of this note at December 31, 1999 was $250,000 with interest being paid monthly at 12%. The note is due in full in July 2000. The Company leases a warehouse that houses antique autos owned by the Company as well as other vehicles owned by the majority shareholder. Total rent expense on the warehouse was $35,000 for the year ended Dec. 31, 1999.

In December 1997, the Company purchased shares of stock in the Company from Jonathan Tratt, a former director, for $126,425.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Reports                                              13-14

    Consolidated Balance Sheets - December 31, 1999 and 1998                  15

    Consolidated Statements of Operations - Years ended
      December 31, 1998 and 1997                                              16

    Consolidated Statements of Shareholders' Equity - Years
      ended December 31, 1998, 1998 and 1997                                  17

    Consolidated Statements of Cash Flows - Years ended
      December 31, 1999, 1998 and 1997                                     18-19

    Notes to Consolidated Financial Statements - Years ended
      December 31, 1999, 1998 and 1997                                        20

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

10.55 Offer to purchase Buster's Restaurant, Bar and Grill dated February 25, 1995, including a first assignment and Assumption of Lease and landlord's consent dated March 15, 1995, by and between Mercado Del Lago, L.L.C., Buster's & Company, Inc. and Performance Restaurants Group, Inc., and lease dated the 20th of November, 1989 by and between Mercado Project Group, Inc., and lease dated the 20th of November, 1989 by and between Mercado Project Limited (Lessor) and Buster's & Company, Inc. (Lessee), and Bill of Sales dated March 15, 1995.

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

10.62 Promissory Note, Deed of Trusts, Assignment of Lease and Rents by and between the Camelback Plaza Development, L.C. and Boston Capital Mortgage dated as of November 1, 1996 for the sum of $7,250,000 on the property of the subsidiary at 2624 E. Camelback Rd., Phoenix, AZ as filed with the Company's Report on Form 10-K for the year ending December 31, 1995 and incorporated herein by reference.

10.63 Stock Purchase Agreement, dated February 28, 1996, Letter Amendment thereto dated March 20, 1996, Letter Amendment thereto dated July 15, 1996, and Deposit Escrow Agreement between Markwood L.L.C. as Buyer and the Company as seller of stock in its wholly owned subsidiary Fabricaciones Metalicas Mexicanas - S.A. as filed with the Company's Report on Form 10-K for the year ending December 31, 1995 and incorporated herein by reference.

22. Performance Industries, Inc. (the Company) is the parent company of its wholly owned subsidiaries Performance Restaurant Group, Inc. (restaurant company), Performance Funding Corp. (formerly a factoring company) and RD's Pischkes Grill, LLC dba Latitudes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 30, 2000                PERFORMANCE INDUSTRIES, INC.


                                        By: /s/ Joe Hrudka
                                            ------------------------------------
                                            Joe Hrudka
                                            President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of April 1999, by the following persons on behalf of the Registrant in the capacities indicated:


By: /s/ Joe Hrudka                       Chairman of the Board, President and
    ------------------------------       Director
    Joe Hrudka


By: /s/ Edmund L. Fochtman, Jr.          Vice President, CFO and Director
    ------------------------------
    Edmund L. Fochtman, Jr.


By: /s/ Allen L. Haire                   Director
    ------------------------------
    Allen L. Haire

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Performance Industries, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Performance Industries, Inc. as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Notes 3 and 6, the Company has real estate in Mexico valued at $785,000 held for sale and a related $708,000 note payable with $77,000 of accrued interest secured by the land in Mexico. Principal and interest payments on the debt have been discontinued and no offers have been obtained for sale of the real estate. The Company is not willing to obtain a legal opinion relative to ownership issues resulting from default on debt payments or a current valuation of the real estate. It was impracticable to extend our auditing procedures sufficiently to satisfy ourselves as to the ownership and valuation of the real estate and the related debt and accrued interest.

In our opinion, except for the effects of such adjustments and/or disclosures, if any, as might have been determined to be necessary had we been able to obtain sufficient evidence regarding the Company's real estate held for sale and related note payable, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Industries, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
Phoenix, Arizona
March 22, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Performance Industries, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Performance Industries, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Industries, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ TOBACK CPAs, P.C.

TOBACK CPAs, P.C.
Phoenix, Arizona
March 23, 1999

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
December 31, 1999 and 1998
--------------------------------------------------------------------------------

ASSETS
                                                             1999        1998
                                                           --------    --------
CURRENT ASSETS
  Cash and cash equivalents                                $    517    $  1,486
  Investment in trading securities                              816           7
  Investment in available-for-sale securities (Note 2)          143          --
  Accounts and other receivables, less allowance for
    doubtful accounts of $9 and $27, respectively               452         333
  Receivables from sale of businesses, net of allowance          --         125
  Factored accounts receivable                                   --         150
  Current portion of note receivable (Note 12)                   40          --
  Note receivable from related party (Note 15)                  250          --
  Inventories                                                   205         289
    Prepaid expenses and other current assets                   119         212
    Deferred income taxes (Note 9)                               11          24
    Real estate held for sale (Notes 3 and 6)                   785          --
                                                           --------    --------
         Total current assets                                 3,338       2,626

Real estate held for sale (Notes 3 and 6)                        --         785
Note receivable, less current portion (Note 12)                 276          --
Deferred income taxes (Note 9)                                  410       1,278
Property and equipment (Notes 4 and 6)                        3,460       3,770
Other assets (Note 5)                                           813         938
                                                           --------    --------
         Total assets                                      $  8,297    $  9,397
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt (Note 6)               $    807    $    497
  Accounts payable                                              539         579
  Excess of outstanding checks over bank balance                150          --
  Accrued employment costs                                      373         530
  Accrued expenses and other current liabilities
    (Notes 3, 7 and 9)                                        1,459       1,561
  Foreign tax liability (Note 9)                                250         250
                                                           --------    --------
         Total current liabilities                            3,578       3,417

Long-term debt, less current portion (Note 6)                   451         766
                                                           --------    --------
Commitments and contingencies (Notes 8, 13 and 14)

Shareholders' equity
  Preferred stock, par value $1.00 per share;
    authorized 100,000 shares; none issued                       --          --
  Common stock, no par value; authorized 5,000,000
    shares; issued 3,157,332 shares; outstanding
    2,188,162 and 2,211,183, respectively (Note 11)          31,202      31,202
  Accumulated deficit                                       (22,977)    (22,228)
  Accumulated other comprehensive income (Note 2)              (174)         --
                                                           --------    --------
                                                              8,051       8,974
  Treasury stock at cost                                     (3,783)     (3,760)
                                                           --------    --------
         Total shareholders' equity                           4,268       5,214
                                                           --------    --------
         Total liabilities and shareholders' equity        $  8,297    $  9,397
                                                           ========    ========

See Notes to Consolidated Financial Statements.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                             1999              1998              1997
                                                          -----------       -----------       -----------
Revenues                                                  $    19,326       $    19,456       $    22,029

Cost of revenues                                              (18,177)          (18,111)          (20,733)
Selling, general and administrative expenses                   (1,597)           (1,926)           (2,051)
Interest expense                                                  (36)              (19)             (134)
Interest income                                                    85                --                --
Gain (loss) on securities                                         236                --              (207)
Bad debt recovery, net                                            504                --                --
Loss on disposal of restaurants                                  (262)               --                --
Other income, net (Notes 2, 8 and 12)                              57               106               338
                                                          -----------       -----------       -----------
Income (loss) from continuing operations
  before income taxes                                             136              (494)             (758)

Income tax (expense) benefit (Note 9)                            (885)               11              (318)
                                                          -----------       -----------       -----------

Loss from continuing operations                                  (749)             (483)           (1,076)

Loss from discontinued operations (Note 10)                        --                --              (530)
                                                          -----------       -----------       -----------

Net loss                                                  $      (749)      $      (483)      $    (1,606)
                                                          ===========       ===========       ===========
Other comprehensive income:
  Unrealized loss on investment securities, net of tax           (174)               --              (443)
                                                          -----------       -----------       -----------

Comprehensive loss                                        $      (923)      $      (483)      $    (2,049)
                                                          ===========       ===========       ===========
Basic and diluted (loss) per common share:
  Continuing operations                                   $      (.34)      $      (.21)      $      (.44)
  Discontinued operations                                          --                --              (.21)
                                                          -----------       -----------       -----------
Basic and diluted (loss) per common share                 $      (.34)      $      (.21)      $      (.65)
                                                          ===========       ===========       ===========

Basic and diluted weighted-average shares outstanding       2,198,256         2,309,451         2,472,649
                                                          ===========       ===========       ===========

See Notes to Consolidated Financial Statements.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                     Common Stock         Treasury Stock                   Accumulated
                                  ------------------    ------------------                    other
                                             Number               Number    Accumulated   comprehensive
                                  Amount   of shares    Amount   of shares    deficit     income (loss)   Total
                                  ------   ---------    ------   ---------    -------     -------------   -----
Balance, December 31, 1996       $31,202   3,157,332   $(2,976)    676,068   $(20,139)        $ 443      $ 8,530

  Net loss                            --          --        --          --     (1,606)           --       (1,606)

  Treasury stock purchased            --          --      (269)    103,375         --            --         (269)

  Holding loss on securities
    available for sale, net of
    income taxes of $72               --          --        --          --         --          (443)        (443)
                                 -------   ---------   -------    --------   --------         -----      -------

Balance, December 31, 1997        31,202   3,157,332    (3,245)    779,443    (21,745)           --        6,212

  Net loss                            --          --        --          --       (483)           --         (483)

  Treasury stock purchased
    (Note 15)                         --          --      (515)    166,706         --            --         (515)
                                 -------   ---------   -------    --------   --------         -----      -------

Balance, December 31, 1998        31,202   3,157,332    (3,760)    946,149    (22,228)           --        5,214

  Net loss                            --          --        --          --       (749)           --         (749)

  Treasury stock purchased            --          --       (23)     23,021         --            --          (23)
  Unrealized loss on
    securities, net of
    income taxes of $4                --          --        --          --         --          (174)        (174)
                                 -------   ---------   -------    --------   --------         -----      -------

Balance, December 31, 1999       $31,202   3,157,332   $(3,783)    969,170   $(22,977)        $(174)     $ 4,268
                                 =======   =========   =======    ========   ========         =====      =======

See Notes to Consolidated Financial Statements.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                   1999            1998           1997
                                                                  -------        -------        -------
Cash flows from operating activities
  Net loss                                                       $  (749)       $  (483)       $(1,606)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                    766            823            699
     Loss on settlement of receivables from sale of business          --             --             88
     Increase in trading securities                                 (789)            --             --
     Unrealized gains on trading securities                          (20)            --             --
     Principal payments received on installment notes receivable       9             --             --
     Impairment loss on real estate held for sale                     --             --            375
     Loss on sale of subsidiaries                                     --             --            913
     Loss on investment in preferred stock                            --             --            120
     Loss on securities available for sale                            --             --            207
     Minority interest in loss from subsidiary                        --             --            (82)
     (Gain) loss on sale of property and equipment                   (15)            94             92
     (Recovery) bad debt expense                                     (12)           131             88
     Deferred income taxes                                           885            (11)           231
     Changes in assets and liabilities (net of changes
      related to discontinued operations):
       Accounts receivable                                          (107)            64           (152)
       Factored accounts receivable                                  150             82             (7)
       Inventories                                                    84             24             15
       Prepaid expenses and other current assets                      93             15           (405)
       Other assets                                                   40             (8)           477
       Accounts payable                                              (40)           (58)          (359)
       Accrued employment costs                                     (157)            54            (15)
       Other current liabilities, net                               (102)            98           (630)
                                                                 -------        -------        -------
         Net cash provided by operating activities                    36            825             49
                                                                 -------        -------        -------

See Notes to Consolidated Financial Statements.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                             1999           1998           1997
                                                                           -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Changes in restricted cash                                               $    --        $    --        $   409
  Payments received on receivables from sale of businesses                     125             50          1,118
  Principal payments received on notes receivable from related party           250             --             --
  Disbursements on notes receivable from related party                        (500)            --             --
  Purchase of property and equipment                                        (1,032)          (213)          (466)
  Net proceeds from sale of:
    Real estate operations                                                      --             --            560
    Factoring operations                                                        --             --            513
    Property and equipment                                                     351             23             --
  Purchase of available for sale securities                                   (321)            --             --
  Payment for purchase of restaurant assets                                     --         (1,100)            --
  Loan to officer                                                               --             --            (55)
  Repayment of officer loan                                                     --             --             55
  Other, net                                                                    --            (56)           166
                                                                           -------        -------        -------
      Net cash (used in) provided by investing activities                   (1,127)        (1,296)         2,300
                                                                           -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                     492             --             --
  Repayments of borrowings                                                    (497)          (343)          (401)
  Treasury stock purchased                                                     (23)          (515)          (269)
  Change in excess of outstanding checks over bank balance                     150             --             --
                                                                           -------        -------        -------
      Net cash (used in) provided by financing activities                      122           (858)          (670)
                                                                           -------        -------        -------

Net increase (decrease) in cash and cash equivalents                          (969)        (1,329)         1,679

Cash and cash equivalents, beginning of year                                 1,486          2,815          1,136
                                                                           -------        -------        -------

Cash and cash equivalents, end of year                                     $   517        $ 1,486        $ 2,815
                                                                           =======        =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for:
    Interest paid                                                          $    57        $    35        $   102
                                                                           =======        =======        =======
    Income taxes paid                                                      $     1        $     1        $     1
                                                                           =======        =======        =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Note receivable from sale of restaurant location                         $   325        $    --        $    --
                                                                           =======        =======        =======

See Notes to Consolidated Financial Statements.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS:

Performance Industries, Inc. (the Company) is the parent company of its wholly-owned subsidiaries Performance Restaurant Group, Inc. (restaurant company), Performance Funding Corp. (formerly a factoring company) and RD's Pischkes Grill, LLC dba Latitudes.

During 1997, Performance Funding Corp., (a factoring company) discontinued its operations. The Company sold the majority of its factored receivables to a related corporation (see Note 15). The Company accounted for the disposition of these assets as discontinued operations in 1997 (see Note 10).

Also during November 1997, Performance Camelback Development Corp. sold its 72% interest in Camelback Plaza Development Corp., L.L.C. Camelback Plaza Development Corp., L.L.C. owns and operates a retail and restaurant property in Phoenix, AZ. The Company accounted for this disposition as discontinued operations in 1997 (see Note 10).

In December 1999, the Company's restaurant subsidiary formed RD's Pischkes Grill, LLC dba Latitudes which opened its restaurant operation in Scottsdale, Arizona in January 2000. The fiscal year end is the same as the restaurant company.

The Company's continuing operations consist of restaurant locations in Arizona and California.

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

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of other financial instruments including cash and cash equivalents, accounts receivable, receivables from sale of business, factored receivables, investment in securities and current liabilities approximate the fair value of these instruments because of the short-term nature of the instruments.

The carrying amount of long-term debt (excluding the $708,000 note payable, Mexican corporation) approximates fair value because the interest rates on debt are comparable to current market rates on debt with similar terms.

FISCAL YEAR:

The Company's year ends on December 31, but the sole operating entity is the restaurant subsidiaries, which has a different year end. The restaurant company's fiscal year ends on the last Sunday on or before December 31st. The years ended December 26, 1999, December 27, 1998 and December 28, 1997 contained 52 weeks.

ADVERTISING:

Advertising costs are charged to operations as incurred. The Company incurred advertising expense of approximately $206,000, $229,000, and $334,000 during 1999, 1998 and 1997, respectively.

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

The Company's significant estimates not discussed elsewhere in the notes to the financial statements relate to the realizability of certain receivables, valuation of net deferred tax assets, estimates of liabilities subject to compromise investments in marketable equity securities, and certain litigation contingencies.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY:

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists of food and beverages at restaurant locations.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives; machinery and equipment, furniture and fixtures and vehicles, 3 to 10 years. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the related lease.

INVESTMENT IN MARKETABLE EQUITY SECURITIES:

Trading securities are held for resale in anticipation of short-term fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

Available-for-sale securities consist of marketable equity securities not classified as trading. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of shareholders' equity.

Gains and losses on the sale of securities are determined using the specific identification method.

The Company invests in common shares of publicly-traded companies. Such investments are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with such investments and the level of uncertainty related to changes in the value of such investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment balances and the amounts reported in the financial statements.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax benefit (expense) is the tax receivable (payable) for the period and the change during the period in deferred tax assets and liabilities excluding the tax effect on unrealized holding gains on securities available for sale.

INVESTMENT IN REAL ESTATE:

Investment in real estate and real estate held for sale represents the cost of certain real estate held for future sale.

LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing the loss attributable to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding plus the dilutive effect of any stock options. The effect of the options have not been included in the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect.

CONCENTRATIONS OF CREDIT RISK:

The Company periodically holds cash deposits in excess of federally insured limits.

RECLASSIFICATIONS:

Certain reclassifications have been made to the financial statements for 1997 and 1998 to conform to the financial statement classifications for 1999 with no effect on net income.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company will adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivative will either be offset against the change in fair value of the hedges assets, liabilities or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

NOTE 2. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

A summary of investment earnings recognized in income during the year ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                       1999     1998     1997
                                                      -----    -----    -----
     Trading securities:
       Realized gains (losses), net                   $ 215    $  --    $  --
       Change in unrealized gains (losses), net          21       --       --
                                                      -----    -----    -----
                                                      $ 236    $  --    $  --
                                                      -----    -----    -----
     Available-for-sale securities:
       Realized gains                                    --       --       --
       Realized (losses)                                 --       --     (207)
                                                      -----    -----    -----
                                                         --       --     (207)
                                                      -----    -----    -----
                                                      $ 236    $  --    $(207)
                                                      =====    =====    =====

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 2. INVESTMENTS IN MARKETABLE EQUITY SECURITIES (CONTINUED)

The following is a summary of the Company's investment in available-for-sale securities as of December 31, 1999 (in thousands):

     Cost                                                       $ 321
     Gross unrealized losses                                     (178)
                                                                -----
     Fair value                                                 $ 143
                                                                =====

DERIVATIVE FINANCIAL INSTRUMENTS:

The Company sold two call options during December, 1999 for the purchase of common stock of two publicly traded companies. The proceeds received for the options totaled $106,000 and were recorded as deferred revenue. The buyer of the options can acquire 5,000 shares of common stock at a strike price of $55 per share and 10,000 shares of common stock at a strike price of $50 per share. At December 31, 1999, the Company owned the number of common shares necessary to meet its obligation should the options be exercised prior to their expiration in January, 2000.

The market value of the options at December 31, 1999 was $96,000 and is included in other current liabilities in the accompanying balance sheet. The $10,000 gain related to the change in fair value of the options is included in other income in the accompanying statement of operations in accordance with the accounting treatment prescribed by FASB 115 for trading securities.

The options are subject to volatility that coincides with the risk of valuation changes that is inherent in publicly traded securities.

NOTE 3. INVESTMENT IN REAL ESTATE

Real estate held for sale of $785,000 as of December 31, 1999 represents land in Ixtapa, Mexico. The Company plans to sell the land and has discontinued making payments on a note payable secured by the land (see Note 6). An impairment loss of $375,000 is included in other income (expense) in the accompanying December 31, 1997 consolidated statement of operations.

NOTE 4. PROPERTY AND EQUIPMENT

The components of property and equipment consist of the following (in thousands):

                                                      1999          1998
                                                    --------      --------
     Restaurant equipment                           $  1,736      $  2,068
     Furniture and fixtures                              828           765
     Transportation equipment                            438           438
     Leasehold improvements                            2,496         2,829
     Equipment held under capital leases                 219           219
     Construction in progress                            525            25
                                                    --------      --------
                                                       6,242         6,344
     Less accumulated depreciation                    (2,782)       (2,574)
                                                    --------      --------
                                                    $  3,460      $  3,770
                                                    ========      ========

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 4. PROPERTY AND EQUIPMENT (CONTINUED)

The Company financed $475,000 of the construction in progress at December 31, 1999 using proceeds from the line of credit (see Note 6).

NOTE 5. OTHER ASSETS

Other assets consist of the following (in thousands):

                                                        1999           1998
                                                        ----           ----
     Classic automobiles                                $206           $206
     Deposits and other                                  117            115
     Liquor licenses                                     146            176
     Restaurant small wares                              344            441
                                                        ----           ----
                                                        $813           $938
                                                        ====           ====

NOTE 6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

                                                             1999        1998
                                                           -------     -------
     Note payable, Mexican corporation, with interest
     at prime plus 3-7/8%, with monthly principal
     payments of $6,000 plus interest through December
     2006, secured by real estate held for sale (see
     Note 3). The company has discontinued making the
     required payments on this note due to the Mexican
     corporation's breach of contract. In addition, no
     accrual has been made for the interest on the note
     payable                                               $   708     $   708

     Line of credit, bank, allowing for borrowings up
     to $492,000, with monthly interest payments at
     8.25%, collateralized by assets and personally
     guaranteed by the majority shareholder, due
     January 29, 2000. Subsequent to year-end, the line
     was converted to a term note with the principal
     balance increased to $517,000, with monthly
     principal payments of $8,200 plus interest at
     8.25% to increase to prime plus .25% after three
     years, due January 2007, collateralized by assets
     and personally guaranteed by the majority
     shareholder                                               492          --

     Notes repaid in full during 1999                           --         450

     Other debt                                                 58         105
                                                           -------     -------
                                                             1,258       1,263
         Less current portion                                 (807)       (497)
                                                           -------     -------
                                                           $   451     $   766
                                                           =======     =======

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

During 1999 approximately $12,000 of interest was capitalized.

Approximate future maturities of long-term debt, excluding capital lease obligations, for the next five years as of December 31, 1999 are as follows (in thousands):

     2000                                                            $  807
     2001                                                                71
     2002                                                                67
     2003                                                                72
     2004                                                                79
     Thereafter                                                         162
                                                                     ------
                                                                     $1,258
                                                                     ======

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At December 31, 1999 and 1998, the components of accrued expenses and other current liabilities consist of the following (in thousands):

                                                               1999      1998
                                                              ------    ------

     Gift certificates and advance customer deposits          $  179    $  112
     Litigation settlements and estimated claims (Note 13)       120       200
     Product liability costs                                      10        69
     Sales taxes payable                                         111       146
     Other accruals                                              242       237
     Environmental liability                                     499       499
     Sales tax accrual                                           298       298
                                                              ------    ------
                                                              $1,459    $1,561
                                                              ======    ======

NOTE 8. LEASES

The Company's restaurant subsidiary leases seven restaurant locations and office and warehouse facilities under operating leases including one restaurant location which was closed during 1999 and one restaurant which opened in 2000. One of these leases is personally guaranteed by the majority shareholder through June 2002. These leases expire at various dates through 2010 and require aggregate annual payments of approximately $1,180,000. The leases also contain provisions for contingent rental payments ranging from 3% to 9% of sales. During 1999, 1998 and 1997 the restaurants incurred contingent rentals of approximately $339,000, and $349,000 and $331,000, respectively.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 8. LEASES (CONTINUED)

Future minimum lease payments for noncancelable operating leases as of December 31, 1999 are as follows (in thousands):

                                                                OPERATING
                                                                  LEASES
                                                                ---------
     2000                                                       $   1,221
     2001                                                           1,142
     2002                                                           1,089
     2003                                                           1,095
     2004                                                           1,104
     Thereafter                                                     2,615
                                                                ---------
                                                                $   8,266
                                                                =========

Rent expense for operating leases was approximately $1,568,000, $1,582,000 and $1,862,000 for 1999, 1998 and 1997, respectively.

NOTE 9. INCOME TAXES

The provision for income tax (expense) benefit consists of the following (in thousands):

                                                1999       1998       1997
                                               -----      -----      -----
     Federal:
       Current                                 $  --      $  --      $  --
       Deferred                                 (885)        10       (231)
     State and local                              --          1         --
                                               -----      -----      -----

     Total income tax (expense) benefit        $(885)     $  11      $(231)
                                               =====      =====      =====

     Allocated to:
       Continuing operations                   $(885)     $  11      $(318)
       Discontinued operations                    --         --         87
                                               -----      -----      -----
                                               $(885)     $  11      $(231)
                                               =====      =====      =====

The foreign tax liability represents an estimate of the Mexican income tax related to the sale of the Company's Mexican subsidiary in 1996.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES (CONTINUED)

The following is a reconciliation between the income tax (expense) benefit from continuing operations and income taxes calculated at the statutory federal income tax rate for continuing operations (in thousands):

                                                                                       1999       1998       1997
                                                                                       -----      -----      -----
Income tax (expense) benefit at statutory rate                                         $ (48)     $ 168      $ 247
State income taxes                                                                       (11)        20         --
Tax effect of valuation allowance on deferred tax assets, net of the valuation
  allowance on unrealized losses on available for sale securities of $72                (378)      (162)      (212)
Expiration and loss of net operating loss carryforwards                                 (509)        --       (353)
Permanent differences and other                                                           61        (15)        --
                                                                                       -----      -----      -----
Income tax (expense) benefit from continuing operations                                $(885)     $  11      $(318)
                                                                                       =====      =====      =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carry forwards. Significant components of the Company's net deferred tax assets consist of the following (in thousands):

                                                            1999        1998
                                                          -------     -------
     Current deferred tax assets:
       Unrealized losses on securities                    $    76     $    --
       Reserves not currently deductible                      166         168
                                                          -------     -------
                                                              242         168
          Valuation allowance                                (231)       (144)
                                                          -------     -------
          Net current deferred tax asset                  $    11     $    24
                                                          =======     =======

     Non-current deferred tax assets:
       Difference between book and tax bases of assets    $   581     $   967
       Contribution carryforwards                              25          27
       Capital loss carryforwards                              82          82
       Net operating loss carryforwards                     7,872       7,989
       General business credit carryforwards                   66          66
                                                          -------     -------
                                                            8,626       9,131
       Valuation allowance                                 (8,216)     (7,853)
                                                          -------     -------
          Net non-current deferred tax asset              $   410     $ 1,278
                                                          =======     =======

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES (CONTINUED)

During the year ended December 31, 1999, the Company increased its valuation allowance for the deferred tax asset as management believes that the net operating losses will not be fully utilized in future years. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. During 1999, 1998 and 1997, the Company lost the benefit of a portion of its federal and state net operating loss carryforwards due to reaching the expiration date of the carryforwards.

The Company has available at December 31, 1999, federal net operating loss carryforwards and unused general business credits, which may provide future tax benefits as follows (in thousands):

                                           UNUSED
                                         FEDERAL NET         UNUSED
       YEAR OF                         OPERATING LOSS    FEDERAL GENERAL
     EXPIRATION                         CARRYFORWARDS    BUSINESS CREDITS
     ----------                         -------------    ----------------
        2003                              $    --           $    37
        2005                                1,128                --
        2006                                3,866                --
        2007                                7,015                --
        2008                                2,967                --
        2009                                3,257                29
        2010                                1,231                --
        2011                                  489                --
        2012                                  549
        2013                                  436                --
        2019                                  984                --
                                          -------           -------
                                          $21,922           $    66
                                          =======           =======

The Company has net operating carryforwards for state income tax purposes of approximately $2,490,000 which expire from 2000 through 2004.

NOTE 10. DISCONTINUED OPERATIONS

During 1997, the Company sold its real estate operations and its factoring business. As a result, net sales, costs of sales, income and expenses related to those segments have been recorded as discontinued operations in the accompanying consolidated statements of operations. The sales of the businesses are described below.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 10. DISCONTINUED OPERATIONS (CONTINUED)

REAL ESTATE OPERATIONS:

In November 1997, the Company sold its 72% interest in Camelback Plaza Development Corp., L.L.C., to the minority shareholders. The net cash sales price for its 72% interest was $709,000. The significant assets disposed of by the Company for which the subsidiary held an ownership interest included real estate with a carrying value of approximately $8,000,000. Along with the real estate acquired, the associated note payable of approximately $7,200,000 was assumed by the buyer. For the eleven months prior to the sale in 1997, Camelback Plaza Development had gross rental revenues of $934,000. Percentage rental income earned was approximately $84,000 for 1997. Any income or loss from operations is included in income (loss) from discontinued operations.

FACTORING:

In August 1997, the Company discontinued operating its factoring subsidiary and sold substantially all of the net assets of its factoring business, including factored accounts receivable, equipment and intangible assets, to a related company, Performance Funding, L.L.C. (see Note 15). The buyer also assumed the obligations of the factoring business upon sale. The net selling price was approximately $513,000 in the form of cash. The remaining factored accounts receivable of $150,000 were collected in 1999.

Revenues for the eight months prior to the sale in 1997 were approximately $400,000. The loss from the operation of the factoring business is included in loss from discontinued operations.

The caption "Loss from discontinued operations" in the accompanying consolidated statements of operations for the year ended December 31, 1997 consists of the following (in thousands):

                                                                           1997
                                                                          -----
Loss from operations of real estate subsidiaries, net of income tax       $(118)

Loss on sales of real estate subsidiaries, net of income tax               (670)

Income from operations of factoring subsidiaries, net of income tax         255

Gain on the sale of factoring operations                                      3
                                                                          -----
                                                                          $(530)
                                                                          =====

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 11. STOCK OPTION PLANS

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

At December 31, 1999, all outstanding options were exercisable and 237,500 shares were available for future grant. The weighted average remaining contractual life of the outstanding options is approximately six years.

A summary of transactions with respect to the stock option plan follows:

                                                                     WEIGHTED
                                     NUMBER         RANGE OF          AVERAGE
                                   OF SHARES    EXERCISE PRICES   EXERCISE PRICE
                                   ---------    ---------------   --------------
Outstanding at January 1, 1997      307,500       $.88 to $.96         $.90
  Granted                           167,500       $.88 to $.96          .89
  Exercised                              --
  Cancelled                         (37,500)      $.88                 $.88
                                  ---------

Outstanding at December 31,1997     437,500       $.88 to $.96         $.90
  Granted                                --
  Exercised                              --
  Cancelled                        (137,500)      $.88                 $.88
                                  ---------

Balance at December 31, 1998        300,000       $.88 to $.96         $.91
  Granted                                --
  Exercised                              --
  Cancelled                         (37,500)      $.88                 $.88
                                  ---------
                                    262,500

Balance at December 31, 1999        300,000       $.88 to $.96         $.91
                                  =========

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 12. RESTAURANT CLOSURES

In January 1999, the Company closed a restaurant in La Mesa, California due to the inability of the restaurant to generate adequate cash flow. Operations of the restaurant included sales of approximately $140,000 and income of approximately $4,000 during 1999. In January 1999, the Company sold its interest in the La Mesa restaurant property for $348,000 and the buyer assumed the lease commitment related to the property. The Company recorded a gain related to the closure of the restaurant of approximately $126,000 in 1999, which is included in other (expense) income, net in the consolidated statement of operations and comprehensive income.

In March 1999, the Company closed a restaurant in San Bernadino, California due to the inability of the restaurant to generate positive cash flow. Operations of the restaurant included sales of approximately $259,000 and losses of approximately $69,000 during 1999. The Company recorded a loss related to the closure of the restaurant of approximately $151,000 in 1999 net of $50,000 received from the San Bernardino landlord to surrender the lease, which is included in other (expense) income net, in the consolidated statement of operations and comprehensive income.

During December 1999, the Company also closed a restaurant in Burbank, California due to the inability of the restaurant to generate positive cash flow. Operations of the restaurant included sales of approximately $1,864,000 and losses of approximately $575,000 during 1999. Subsequent to year-end, the Company negotiated the sale of its Burbank restaurant property for $350,000, with the buyer assuming the lease. The sale closed in March 2000. The total value of the restaurant assets included in the consolidated balance sheet at December 31, 1999 is approximately $410,000, consisting primarily of property and equipment, restaurant small wares and liquor license. Included in other income (expenses) on the consolidated statement of operations and comprehensive income at December 31, 1999, is a loss of approximately $43,000 for the impairment of assets relating to the closure of the Burbank restaurant and $51,000 of accrued lease obligations.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 12. RESTAURANT CLOSURES (CONTINUED)

During 1996, the Company opened a new restaurant in Las Vegas, Nevada. The Company incurred total costs of approximately $1,500,000 related to the restaurant, including leasehold improvements, restaurant equipment and pre-opening costs. The Company also has a lease obligation for the restaurant building which requires annual payments totalling approximately $180,000 per year through December 2005 (See Note 8). Additional costs incurred during 1999, 1998 and 1997 were approximately $76,000, $189,000 and $100,000 related to the Las Vegas restaurant and are included in other income (expense) in the accompanying consolidated statement of operations and comprehensive income. During 1999, the Company sold the remaining assets associated with the Nevada location for $475,000 which approximates the remaining book value of the assets disposed of. A promissory note of $325,000 was created with monthly payments due from the buyer of approximately $5,000 per month, including interest at 8%, through August 2006.

During 1999, the Company entered into a sublease agreement for the Nevada location. Approximate minimum future rentals to be received on this sublease are as follows:

     2000                                             $   180,000
     2001                                                 180,000
     2002                                                 180,000
     2003                                                 180,000
     2004                                                 180,000
     Thereafter                                           180,000
                                                      -----------

     Total minimum future rentals                     $ 1,080,000
                                                      ===========

NOTE 13. LITIGATION

In November 1993, certain shareholders dissented from the sale of one of the Company's automotive products business. As a result, the company filed an action to obtain a determination of the "fair cash value" of shares held by those shareholders as of November 28, 1993, as if the sale had not occurred. The Company settled with the majority of the dissenting shareholders during 1995 for $.75 a share. The remaining dissenting shareholders, who held 461,500 shares, were entitled to payment of "fair cash value" of the shares within 30 days of the determination of the value by the court. The Company acquired the stock of the remaining dissenting shareholders in 1998 for $458,000.

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 13. LITIGATION (CONTINUED)

In another matter, an insurance carrier has filed an action against the Company alleging that Company representatives failed to notify the insurance carrier of a product liability claim in a timely manner. The accident occurred in 1990 and the carrier voluntarily paid approximately $1,600,000 in benefits to settle the claim in January 1996. Management believes the action to be without merit and intends to vigorously defend the suit.

The Company is involved in various other claims and legal actions arising in the ordinary course of business including claims from periods prior to its reorganization under Chapter 11 of the bankruptcy code. These claims include product liability claims, environmental matters and employment disputes. Management intends to vigorously defend these claims and believes them to be without merit.

Accrued liabilities at December 31, 1999, include approximately $120,000 for potential litigation settlements on various claims (see Note 7). In the opinion of management, any additional liabilities related to legal actions will not have a material adverse effect on the Company's consolidated financial condition.

NOTE 14. ENVIRONMENTAL MATTERS

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

PERFORMANCE INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

NOTE 14. ENVIRONMENTAL MATTERS (CONTINUED)

An environmental survey was conducted in the fall of 1991. Two areas for further investigation were identified. Further investigation in the spring of 1992 disclosed ground contamination and possible seepage into groundwater. Management believed the contamination to have existed prior to its purchase of the business in 1982 and has notified its predecessor-in-interest. The Company has accrued the estimated minimum remediation costs of approximately $500,000. These costs are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

All appropriate county, state and federal agencies were notified regarding contamination at this site. To management's knowledge, no response was made by any notified governmental agency nor was the facility inspected by any such agency. However, the Company may, at a later date, be ordered to undertake further testing and/or remediation at the location.

NOTE 15. RELATED PARTY TRANSACTIONS

As discussed in Note 13 the Company sold the majority of its assets of Performance Funding Corp to Performance Funding, L.L.C. Members of Performance Funding L.L.C. include the Chairman and President of the Company, and the Vice President of Operations and CFO. Additionally, Performance Funding, L.L.C. is subleasing an office from the Company on a month-to-month basis for $1,600 a month.

During 1999, the Company loaned Performance Funding, L.L.C. $500,000. The balance of this note at December 31, 1999 was $250,000 with interest being paid monthly at 12%. The note is due in full in July 2000.

The Company leases a warehouse that houses antique autos owned by the Company as well as other vehicles owned by the majority shareholder. Total rent expense on the warehouse was approximately $35,000 for the year-ended December 31, 1999.

During 1997, the Company purchased approximately 49,000 shares of the Company's common stock from a Director of the Company for $2.60 per share.