Form 10-K
period 2001-12-31
PERFORMANCE INDUSTRIES INC/OH/
filed 2003-02-25
CIK 724967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Years Ending December 31, 2000 & 2001

Commission File Number 0-11331

PERFORMANCE INDUSTRIES, INC.

(Exact name of Registrant as Specified in its Charter)

OHIO (State or Other Jurisdiction of Incorporation or Organization)	34-1334199 (I.R.S. Employer Identification No.)

7740 E. GELDING DRIVE, SUITE 2

SCOTTSDALE, AZ. 85260

(Address of principal executive offices and zip code)

(480) 951-1705

(Registrant’s telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Without Par Value

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐  No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☐  No  ☒

The aggregate market value of Registrant’s voting stock held by nonaffiliates as of December 31, 2001 (the most recent trade price) was $438,478.

At February 15, 2003, 3,992,295 shares of Registrants common stock were outstanding.

PART I

ITEM 1. BUSINESS

The Company was formed in 1981 to purchase the Mr. Gasket Division assets of the W.R. Grace Company. Throughout the 1980’s the Company grew by acquisition of product lines and tradenames in the automotive aftermarket.

On April 21, 1991, Mr. Gasket Company (excluding subsidiaries), (now known as Performance Industries, Inc., the “Company” herein) filed a petition for relief under Chapter 11 of the United Bankruptcy Code with the United States Bankruptcy Court for the Central District of California, Chapter 11 Case No, LA-91-72714-AA. The bankruptcy was prompted, in part, by the following events: 1) the March 21, 1991 entry of a judgment against Mr. Gasket Company in favor of Rally Manufacturing Company (“Rally”); 2) the inability of Mr. Gasket Company to make a principal reduction payment on certain Subordinated Notes owed by Mr. Gasket Company; 3) the refusal of the threat of execution on the Rally judgment; and 4) a decrease in sales of Mr. Gasket Company’s products of 30% or $17 million in the first six months of 1991.

On May 4 1993, Mr.Gasket Company emerged from Chapter 11 proceedings and filed a Certification of Reorganization with the Ohio Secretary of State’s Office, along with Amended and Restated Articles of Incorporation which, among other things, changed the name of the Company from Mr. Gasket Company to Performance Industries, Inc. The Company now operates its business without Bankruptcy Court supervision.

With the sale of its Exhaust business, the Company was without an operating business. The Board directed management to explore acquisitions in the service industry, which are less capital intensive. As a result of the consideration and evaluation of purchase and investment opportunities, the Company organized in 1993 into several wholly owned subsidiaries, Performance Restaurant Group, Inc., Performance Funding Inc. Performance Camelback Development Corp.

Restaurants was formed in 1993 to acquire six operating restaurants in California. Currently the Company operates a total of five restaurants, three in Arizona and two in California. The Bobby McGee’s concept is a full service restaurant using costumed servers and a lounge offering music and dancing at the same location. The restaurant appeals to a wide range of diners as a special event restaurant. Diners come to the restaurant to celebrate birthdays, anniversaries, graduations, and other special occasions.

Buster’s and Buster’s Grill are full service restaurants offering a variety of dishes including seafood, steak and pasta dishes. Buster’s is on the higher end of the casual dining market and Buster’s Grill is a moderate priced restaurant.

Steamers and Steamers on the Bay are full service restaurants offering a variety of dishes, but featuring seafood. Steamers is on the higher end of the casual dining market.

In 1997, the Company restructured its operations divesting itself of two businesses, factoring and Development. Thus allowing the Company to concentrate on its core business, Restaurants.

Competition

The restaurant business is highly competitive. The Company competes in the restaurant business with a number of chains and restaurants owned by substantially larger companies with greater financial resources than the Company. The Company competes on the basis of name recognition, concept of restaurants, location, quality of product and other intangible elements. The Company believes that the costume concept, along with the adjoining nightclub, offers a unique experience for the consumer that has a broad appeal.

Trademarks and Patents

The Company’s registered trademark for Restaurants is the name Bobby McGee’s which is federally trademarked, however at this time this is not a major concern of the Company, since it is not planning to open any additional Bobby McGee’s. The Company will let the trademark expire in March 2003.

Environmental Matters

An investigation of environmental matters related to facilities and property owned and leased by the Company was performed to determine contingencies that may have affected the Company’s emergence from Chapter 11. Certain reports received by the Company have identified areas of environmental contamination and potential environmental contamination. Management believes that certain predecessors-in-interest may bear either full or partial liability for remediation of affected areas. Certain predecessors-in-interest and governmental agencies have been notified by the Company of the related possible liabilities. In addition, the Company notified its insurance carriers of potential claims under its general liability and property insurance coverage from prior years.

Reyes Avenue, Compton, California

This facility housed the manufacturing plant of the former Wheel business, which was sold in 1992.

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

ITEM 2. PROPERTIES

As of December 31, 2001, the Company and its subsidiaries leased a total of approximately 44,883 square feet of restaurant, office, and other space for its principal facilities. Management believes that the Company’s and its subsidiaries’ facilities and equipment are modern and well maintained.

The locations and general description of the principal properties owned and leased by the Company and its subsidiaries are as follows:

Location	Primary Functions	Approximate Area in Square Feet	Lease Expiration
Scottsdale, Arizona	Buster’s Restaurant Bar & Grill	9,123	04/30/2010
Phoenix, Arizona	Steamers Genuine Seafood	7,827	04/30/2007
Brea, California	Bobby Mc Gee’s Restaurant/Nightclub	11,000	06/30/2005
Burlingame, California	Steamers on the Bay Restaurant/Nightclub	9,000	12/02/2006
Scottsdale, Arizona	Office/Warehouse	3,320	06/30/2004
Scottsdale, Arizona	Buster’s Grill Restaurant & Bar	4,613	11/30/2009

ITEM 3. LEGAL PROCEEDINGS

In April 1995, the Company was served with an action filed by the Richter Family Trust in the U.S. District Court for the Central District of California against the Company and others for unspecified damages for the remediation of the site of the Company’s former wheel manufacturing plant. The Company responded to the suit on its own behalf and on behalf of Joe Hrudka, an officer and director of the Company, who was sued personally. Currently, the case has been stayed by stipulation of the parties, so that further testing can be conducted on site to determine the extent of the contamination.

The Company is involved in various other claims and legal actions arising in the ordinary course of business, including product liability claims. In the opinions of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades only sporadically, if at all, on the Pink Sheets.

The following table sets forth the range of high and low closing bid prices for the Company’s common stock as reported by the NASDAQ National Market System for the past three fiscal years: (1)

	BID	ASK
2001
Quarter ended March 31, 2001	½	1
Quarter ended June 30, 2001	½	1
Quarter ended September 30, 2001	½	1
Quarter ended December 31, 2001	½	1
2000
Quarter ended March 31, 2000	½	1
Quarter ended June 30, 2000	½	1
Quarter ended September 30, 2000	½	1
Quarter ended December 31, 2000	½	1
1999
Quarter ended March 31, 1999	7/8	1
Quarter ended June 30, 1999	7/8	1
Quarter ended September 30, 1999	7/8	1
Quarter ended December 31, 1999	7/8	1

(1)	All quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual trades.

As of December 31, 2001, there were 747 holders of record of the Company’s common stock. No dividends have been declared since December 1984, nor does the Company anticipate that any dividends will be declared in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data).

The Company’s selected consolidated financial data has been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business.

The following table sets forth selected consolidated financial data of the Company for the five fiscal years ended December 31, 1997 through 2001. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1997 through 2001 are derived from the audited financial statements of the Company.

Year Ended December 31

	2001	2000	1999	1998	1997
OPERATING RESULTS:
Net revenues	$17,726	$19,793	$19,326	$19,456	$22,029
Net income (loss)	$510	$(661)	$(749)	$(482)	$(1,606)
Net income (loss) per common share	$.12	$(.32)	$(.34)	$(.21)	$(.65)
Weighted average number of common stock outstanding	4,123	2,182	2,198	2,309	2,473

Year Ended December 31

	2001	2000	1999	1998	1997
FINANCIAL POSITION:
Working capital (deficiency)	$1419	$211	$220	$(665)	$1,194
Total assets	$9,623	$6,202	$8,794	$9,397	$10,450
Long term debt, excluding current installments and amount subject to compromise	$352	$614	$1,159	$916	$255
Shareholders’ equity (deficiency)	$7,108	$3,568	$5,312	$5,214	$6,212

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

Performance Restaurants Group, Inc.

Revenues for 2000 of $19,793,000 were about the same as the revenues for 1999 of $19,326,000. The reduction in the net loss from $749,000 in 2000 to $661,000 in 1999 was mainly the result of a reduction in Selling, general and administrative expenses.

Revenues in 2001 declined from $19,793,000 in 2001 to $17,726,000 or $2 million dollars. The decline in sales through September amounted to $700,000 and was split proportionally between the six restaurants. After the terrorist attacks on September 11th sales dropped off dramatically. They were down $1,300,000 in the last four months with about $300,000 resulting from the sale of Citrus Heights in the last quarter of 2001.

The company earned $510,000 in 2001 versus a loss of $661,000 in 2000. This improvement was the result of a reduction in SG&A expenses of $300,000 and reduction in the loss on traded securities.

Liquidity and Capital Resources

The Company has sufficient cash flow to meet its current operating needs. The slowest period for Restaurants is the late spring and summer when sales are seasonally slow. During this period, the Company will use some of its cash reserve for operations. Over the past several years, tighter cost control has lessened the Company’s reliance on cash reserves during this period.

In late 1998, the Company purchased Steamers Genuine Seafood Restaurant. This is an upscale seafood restaurant. In addition, the Bobby McGee’s Restaurant at the Embassy Suites in Burlingame, CA was converted to a Steamers in January 2000. The nightclub continues to operate under the Bobby McGee’s name.

In the first quarter of 1999, the Company sold its Las Vegas, Nv. and its La Mesa, Ca. locations, and closed its La Jolla, Ca. location. In April 1999 the company closed the Bobby McGee’s in San Bernardino, CA and in December 1999 they closed the Bobby McGee’s in Burbank, CA. Both units were not profitable.

The company opened a new restaurant called Buster’s Grill in January 2000. It is smaller and more casual than Buster’s. Mc Gee’s Grill, in Citrus Heights, Ca. was sold in November 2001.

Management believes, but there can be no assurance, that the opening of new restaurants can be met from cash flow and financing for equipment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests between 25% and 35% of its excess cash in stock option covered calls. However, the Company does not believe that this investment technique is subject to material market risks due to the lack of significant risk associated with stock option covered calls.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditors’ report on the Consolidated Financial Statements and Schedules listed in the accompanying index are filed as part of this report. See Index to Audited Consolidated Financial Statements and Schedules on page 12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

2000. Change in the Company’s Certifying Accountant.

On January 28, 2000, the Company was notified that McGladrey & Pullen, LLP. had acquired the attest assets of the Company’s independent auditors Toback CPA’s P.C. and that Toback CPA’s would no longer be the auditors for the Company. McGladrey & Pullen, LLP was appointed as the Company’s new auditor. The decision to engage McGladrey & Pullen, LLP was approved by the board of directors.

2001. Change in Company’s Certifying Accountant.

On February 28, 2001 the Company notified McGladrey & Pullen, LLP that they would no longer be the auditors for the Company. Michael Maastricht, C.P.A. was appointed as the Company’s new auditor. The auditor’s report from McGladrey & Pullen, LLP for the year ended December 31, 1999 was modified due to the inability to obtain audit evidence for real estate held for sale in Mexico and a related note payable. The audit report on the 1998 financial statements from Toback CPA’s, PC did not contain an adverse opinion or a disclaimer of opinion, was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to terminate McGladrey & Pullen, LLP and engage Michael Maastricht C.P.A. was approved by the board of directors. During the Company’s two most recent fiscal years and the subsequent interim period proceeding the change there has been no disagreements with the Toback CPA’s or McGladrey & Pullen, LLP on any matter of accounting principles or practices financial statement disclosure, or auditing scope or procedure. There was no consultation with the new auditors prior to engagement in regard to application of generally accepted accounting principles.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company as of December 31, 2001 were as follows:

Name	Age	Position	Director Since
JOE HRUDKA	64	PRESIDENT/CHAIRMAN OF THE BOARD	1991
EDMUND L. FOCHTMAN, JR.(1)	65	VICE PRESIDENT/CFO/DIRECTOR	1988
ALLEN L. HAIRE (1)	60	DIRECTOR	1988

All Directors are elected annually by the Company’s shareholders and hold office until their successors are duly elected and qualified.

(1)	Member of the Audit Committee

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

Edmund L. Fochtman, Jr., has been a Vice President, Chief Financial Officer and Corporate Secretary of the Company from June, 1997. He also served as our President from May 1993 to June 1997. Mr. Fochtman was elected a director of the Company in June 1988 and has served as a director of each of our subsidiaries since 1993. From 1976 to 1984, he served as Vice President of F.W. & Associates, Inc. From 1984 to 1986, Mr. Fochtman was a private investor.

Allen L. Haire has been Chairman of the Board and Chief Executive Officer of Enerco Technical Products, a manufacturer of gas-fired infra-red heating equipment, since July 1984. He was a manufacturer’s representative from 1977 to 1984. He was a manufacturer’s representative from 1977 to 1984. Mr. Haire has served on our board since June 1988.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file with the Securities and Exchange Commission (“SEC”) the initial reports of ownership and reports of changes in ownership of the common stock. Officer, directors and greater than 10% of stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. In 2001, Mr. Hrudka failed to report his purchase of shares of common stock of the Company in exchange for assets.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation.

The following table sets forth the compensation earned by the Company’s most highly compensated executive officers for the fiscal years ended December 31, 2001, 2000 and 1999:

Name and Principal Location	Year	Salary ($)	Bonus ($)	Other Comp.
Joe Hrudka (1) Chairman of the Board, President and Director	2001 2000 1999	250,000 250,000 210,000	-0- -0- -0-	-0- -0- -0-
Ed Fochtman, Jr. Chief Financial Officer and Director	2001 2000 1999	25,000 75,000 75,000	-0- -0- -0-	-0- -0- -0-

No SAR’s, restricted stock, LTIP awards or deferred compensation were issued or paid during 2001, 2000 or 1999. The Company has no defined benefit plans or pension plans.

No executive officer has an employment contract with the Company or a contract with respect to the termination of employment or change-in-control arrangement.

Options Granted in 2001 or 2000:

None.

Compensation of Directors.

No director is paid a fee for his services as a director or for attendance at meetings.

Compensation Committee, Interlocks and Insider Participation.

All salary and other compensation decisions are made by the Company’s Board of Directors, and all directors participate in compensation decisions. For the years ended December 31, 2001 and 2000, Messrs. Hrudka and Fochtman participated in compensation decisions as directors of the Company. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive served on the Board of Directors of the Company.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following tables sets forth the number and percentage of the outstanding shares of common stock beneficially owned as of December 31, 2001 by the only persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Joe Hrudka	3,630,972	90.90%
Edmund L. Fochtman, Jr.	25	*
Allen L. Haire	375	*
All directors as a group	3,631,372	91.00%

*	Less than 0.1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2001, the Company issued 1,941,733 shares of its stock to Mr. Hrudka in exchange for assets valued by the board at $2,912,600. The consideration for these shares consisted of:

•	Mr. Hrudka’s promissory note for $1,826,000. This note bears interest at 6% and is due December 31, 2003.

•	Mr. Hrudka’s assignment to the Company of two notes totaling $1.0 million payable by Performance Funding, LLC. These notes bear interest at 12%, payable monthly, and are due May 2004.

•	Mr. Hrudka’s contribution to the Company of a partnership that owns an office building in Connecticut. The board valued this building at $86,000 for purposes of the contribution.

ITEM 14. CONTROLS AND PROCEDURES

The Company’s President and Chairman of the Board, Joe Hrudka and Chief Financial Officer, Edmund L. Fochtman, Jr. have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company’s is made known to them by others responsible for reporting such material information with in the Company.

There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect these controls subsequent to the date that the Company carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Index to Consolidated Financial Statements:

Independent Auditors’ Reports

Consolidated Balance Sheets—December 31, 2001, 2000 and 1999

Consolidated Statements of Operations—Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows—Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements—Years ended December 31, 2001, 2000 and 1999

Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the material is not applicable or is not required as permitted by the rules and regulations of the Commission, or the required information is included in Notes to the Consolidated Financial Statements.

(B) Reports on Form 8-K.

Current report on Form 8-K dated July 12, 2001 announcing the appointment of Michael Maastricht, C.P.A. as the Company’s auditor.

Attached as an exhibit is a letter from McGladrey & Pullen, LLP dated April 27, 2001.

Current report on Form 8-K dated May 1, 2001 announcing the appointment of Michael Maastricht, C.P.A. as the Company’s auditor.

Current report on Form 8-K dated February 4, 2000 announcing the appointment of McGladrey & Pullen, LLP as the Company’s auditor.

(C) Exhibits.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2003	PERFORMANCE INDUSTRIES, INC.

	By:	/s/ Joe Hrudka
Joe Hrudka President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of February 2003, by the following persons on behalf of the Registrant in the capacities indicated:

By:	/s/ Joe Hrudka
Joe Hrudka President, Chairman of the Board and Director

By:	/s/ Edmund L. Fochtman, Jr.
Edmund L. Fochtman, Jr. Vice President, Chief Financial Officer and Director

By:	/s/ Allen L. Haire
Allen L. Haire Director

Certification Pursuant to 18.U.S.C. Section 1350,

As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Performance Industries, Inc. (“the Company”) on Form 10-K for the periods ending December 31, 2000 and 2001 as filed with the Securities and Exchange Commission on the date hereof (“the Report), the undersigned, being the Chairman of the Board and the Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 21, 2003

Performance Industries, Inc.

By:	/s/ Joe Hrudka
Joe Hrudka President and Director

By:	/s/ Edmund L. Fochtman, Jr.
Edmund L. Fochtman, Jr. Vice President, CFO and Director

This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained in that statute, and not for any other purpose.

CERTIFICATIONS

Certifications Pursuant to 17 CFR Section 240.13a-14

I, Joe Hrudka, Chairman of the Board and President of Performance Industries, Inc. certify that:

1.	I have reviewed this annual report on Form 10-K of Performance Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Joe Hrudka
JOE HRUDKA Chairman of the Board and President (Principal Executive Officer)

I, Edmund L. Fochtman, Jr., Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Performance Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Edmund L. Fochtman,, Jr.
EDMUND L. FOCHTMAN, JR. Chief Financial Officer (Principal Financial Officer)

PERFORMANCE INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2001, 2000 and 1999

Independent Auditor’s Report

To the Board of Directors and Shareholders

Performance Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Performance Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Performance Industries, Inc. as of December 31, 1999, were audited by other auditors whose report was dated March 22, 2000.

We conducted the audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

September 25, 2002

Phoenix, Arizona

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

December 31, 2001 and 2000

	2001	2000	1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$722	34	517
Investment in trading securities	172	603	816
Investment in partnership	410	—	143
Accounts and other receivables	648	329	452
Receivable from sale of business	939	—	—
Note receivable from officer	117	156	—
Current portion of note receivable	—	150	40
Inventories	210	278	205
Prepaid expenses and other current assets	109	196	119
Deferred income taxes	10	10	11
Real estate held for sale	—	—	785

Total current assets	3,337	1,756	3,088
Property and equipment, net	2,364	2,992	3,460
Note receivable from officer	1,826	—	—
Note receivable, less current portion	—	—	276
Notes receivable from related party	1,250	250	250
Deferred income taxes	410	410	410
Other assets	436	794	813

Total assets	$9,623	6,202	8,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$87	$79	807
Accounts payable	639	603	539
Excess of outstanding checks over bank balance	—	180	150
Accrued employment costs	279	191	373
Accrued expenses and other current liabilities	1,158	1,167	1,759

Total current liabilities	2,163	2,220	3,578
LONG-TERM DEBT, less current portion	352	414	451

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; authorized 100,000 shares; none issued
Common stock, no par value; authorized 5,000,000 shares; issued 4,374,665 shares; outstanding 4,069,450 and 2,181,050 respectively	33,028	31,202	31,202
Accumulated deficit	(23,091)	(23,601)	(22,977)
Accumulated other comprehensive income	—	(242)	(174)

	9,937	7,359	8,051
Treasury stock at cost	(2,829)	(3,791)	(3,783)

Total shareholders’ equity	7,108	3,568	4,268

Total liabilities and shareholders’ equity	$9,623	6,202	8,297

See accompanying notes to consolidated financial statements.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands, except per share data)

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenues:
Operating income	$17,726	19,793	19,326
Gain on securities	—	—	236
Interest income	293	67	85
Bad debt recovery, net	—	—	504
Other income, net	360	270	57

	18,379	20,130	20,208

Administrative and other expenses:
Cost of revenues	16,377	18,273	18,177
Selling, general, and administrative expenses	1,231	1,592	1,859
Interest expense	45	47	36
Losses on trading securities	215	1,129	—

	17,868	21,041	20,072

Income (loss) from operations before income taxes	511	(911)	136
Income tax (expense) benefit	(1)	250	(885)

Income (loss) from operations	510	(661)	(749)

Other losses from available-for-sale securities:
Unrealized loss on investment securities, net of tax	—	(31)	(174)

Net income (loss)	$510	(692)	(923)

Basic and diluted income (loss) per common share:
From operations	$0.12	$(0.30)	(0.34)

Net income (loss)	$0.12	$(0.32)	(0.42)

Basic and diluted weighted-average shares outstanding	4,122,637	2,181,672	2,198,256

See accompanying notes to consolidated financial statements.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(dollars in thousands)

Years ended December 31, 2000, 1999 and 1998

	Common Stock		Treasury Stock			Accumulated other comprehensive income (loss)
	Amount	Number of Shares	Amount	Number of Shares	Accumulated Deficit		Total
December 31, 1998	$31,202	3,157,332	(3,760)	946,149	(22,228)	—	5,214
Net loss	—	—	—	—	(749)	—	(749)
Treasury stock purchased	—	—	(23)	23,021	—		(23)
Unrealized loss on securities, net of income tax	—	—	—	—	—	(174)	(174)

December 31, 1999	31,202	3,157,332	(3,783)	969,170	(22,977)	(174)	4,268
Net loss	—	—	—	—	(624)	—	(624)
Treasury stock purchased	—	—	(8)	7,112	—	—	(8)
Unrealized loss on securities, net of income tax	—	—	—	—	—	(68)	(68)

December 31, 2000	31,202	3,157,332	(3,791)	976,282	(23,601)	(242)	3,568
Net income					510		510
Common stock issued	1,826	1,217,333					1,826
Treasury stock reissued—net			962	(671,067)			962
Change in unrealized loss on securities, net of income tax	—	—	—	—	—	242	242

December 31, 2001	$33,028	4,374,665	(2,829)	305,215	(23,091)	—	7,108

See accompanying notes to consolidated financial statements.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$510	(624)	(749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	676	666	766
Decrease (increase) in trading securities	241	(977)	(789)
Unrealized loss (gains) on trading securities	190	1,191	(20)
Net loss on write-off of real estate held for sale	—	77	—
Gain on sale of property and equipment	(848)	(10)	(15)
(Recovery) bad debt expense	—	—	(12)
Deferred income taxes	—	1	885
Changes in assets and liabilities
Accounts receivable	(319)	123	(107)
Factored accounts receivable	—	—	150
Inventories	68	(73)	84
Prepaid expenses and other current assets	87	(77)	93
Other assets	358	19	40
Accounts payable	36	64	(40)
Accrued employment costs	88	(182)	(157)
Other current liabilities, net	(9)	(512)	48

Net cash provided (used) by operating activities	1,078	(314)	177

Cash flows from investing activities:
(Increase) decrease in receivables from sale of businesses	(939)	—	125
Investment in partnership	(410)	—
Payments received on notes receivable from related party	—	—	250
Payments on notes receivable	79	166	9
Disbursements on notes receivable from related party	(2,716)	—	(500)
Purchase of property and equipment	(401)	(547)	(1,032)
Net proceeds from sale of property and equipment	1,201	359	351
Purchase or sale of available-for-sale securities	242	74	(321)
Loan to officer	—	(156)	—

Net cash used by investing activities	(2,944)	(104)	(1,118)

See accompanying notes to consolidated financial statements.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from financing activities:
Proceeds from borrowings		—	492
Repayments of borrowings	(234)	(57)	(497)
Treasury stock issued (purchased)	962	(8)	—
Common stock issued	1,826	—	(23)

Net cash provided (used) by financing activities	2,554	(65)	(28)

Net increase (decrease) in cash and cash equivalents	688	(483)	(969)
Cash and cash equivalents, beginning of year	34	517	1,486

Cash and cash equivalents, end of year	$722	34	517

Supplemental disclosure of cash flow information
Cash paid interest	$45	47	57

Cash paid income taxes	$1	1	1

Supplemental schedule of noncash investing and financing activities:
Note receivable from sale of restaurant location	$939	—	325

See accompanying notes to consolidated financial statements.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Operations and Significant Accounting Policies:

Performance Industries, Inc. (the Company) is the parent company of its wholly-owned subsidiary Performance Restaurant Group, Inc. (restaurant company). The Company’s restaurant subsidiary sold a restaurant in Citrus Heights, California in November 2001. The Company’s continuing operations consist of restaurant locations in Arizona and California.

Principles of consolidation:

The consolidated financial statements include the accounts of Performance Industries, Inc. and its wholly-owned subsidiary. All significant inter-company balances and transactions are eliminated in consolidation.

Cash and cash equivalents

All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents.

Fair value of financial instruments

The carrying amount of other financial instruments including cash and cash equivalents, accounts receivable, notes receivable and current liabilities approximate the fair value of these instruments because of their short-term nature.

The carrying amount of long-term debt approximates fair value because the interest rates on the debt are comparable to current market rates on debt with similar terms.

Fiscal year

The Company’s year ends on December 31, but the sole operating entity is the restaurant subsidiary, which has a different year end. The restaurant company’s fiscal year ends on the last Sunday on or before December 31st. The years ended December 30, 2001, December 31, 2000 and December 26, 1999 each contained 52 weeks.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Advertising

Advertising costs are charged to operations as incurred. The Company incurred advertising expense of approximately $179,000, $231,000 and $206,000 during 2001, 2000 and 1999, respectively. There are no deferred advertising costs.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s significant estimates relate to the realizability of certain receivables, valuation of net deferred tax assets, investments in marketable equity securities, and certain litigation contingencies.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists of food and beverages at restaurant locations.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 10 years. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the related lease.

Investment in marketable equity securities

Trading securities are held for resale in anticipation of short-term fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at market value. Realized and unrealized gains and losses are included in income.

Available-for-sale securities consist of marketable equity securities not classified as trading. Available-for-sale securities are stated at market value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of shareholders’ equity.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Investment in marketable equity securities (continued)

Gains and losses on the sale of securities are determined using the specific identification method.

The Company invests in common shares of publicly traded companies. Such investments are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with such investments and the level of uncertainty related to changes in the value of such investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment balances and the amounts reported in the financial statements.

Income taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax benefit (expense) is the tax receivable (payable) for the period and the change during the period in deferred tax assets and liabilities excluding the tax effect on unrealized holding gains on available-for-sale securities.

Income (loss) per common share

Basic loss per common share is computed by dividing the loss attributable to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding plus the dilutive effect of any stock options. The effect of the options have not been included in the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect in 1999. The stock option plan was discontinued in 2000.

Concentration of credit risk

The Company periodically holds cash deposits in excess of Federally insured limits.

Reclassifications

Certain reclassifications have been made to the financial statements for 2000 and 1999 to conform to the financial statement presentation for 2001 with no effect on net income.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Investment in partnership

The investment represents an interest in a partnership and is accounted for by the equity method, which is stated at cost plus or minus the Company’s share of the entity’s income or loss since the date acquired.

(2)    Investment in Marketable Equity Securities

A summary of investment earnings (losses) recognized in income during the years ended December 31, 2001 and 2000 is as follows (in thousands):

	2001	2000	1999
Trading securities:
Realized gains, net	$132	99	216
Change in unrealized gains (losses), net	(347)	(1,191)	20

	215	(1,092)	236

Available-for-sale securities:
Realized losses	—	(37)	—

	—	(37)	—

	$215	(1,129)	236

(3)    Property and equipment

The components of property and equipment consist of the following (in thousands):

	2001	2000
Restaurant equipment	$1,499	1,736
Furniture and fixtures	834	941
Transportation equipment	—	438
Vehicle	50	—
Leasehold improvements	2,285	2,592
Equipment held under capital leases	204	245
Construction in progress	67	—

	4,939	5,952
Less accumulated depreciation	2,575	(2,960)

	$2,364	2,992

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)    Other Assets

Other assets consist of the following (in thousands):

	2001	2000
Classic automobiles	$—	206
Deposits and other	71	127
Liquor licenses	80	118
Restaurant small wares	285	343

	$436	794

(5)    Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

	2001	2000

Line of credit, bank, allowing for borrowing up to $492,000, with monthly interest payments at 8.25%, collateralized by substantially all of the Company’s personal property, receivables and inventory and personally guaranteed by the majority shareholder, due January 29, 2000. Subsequent to year-end, the line was converted to a term note with the principal balance increased to $517,000, with monthly principal payments of $8,200 including interest at 8.25% to change to prime plus .25% after three years, due January 2007, collateralized by the above-mentioned assets and personally guaranteed by the majority shareholder.

	$404	465
Capital lease obligations	35	28

	439	493
Less current portion	87	79

Approximate future maturities of long-term debt for the next five years as of December 31, 2001 are as follows (in thousands):

2003	$85
2004	81
2005	85
2006	93
2007	8

$352

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)    Accrued and Other Current Liabilities

At December 31, 2001 and 2000, the components of accrued expenses and other current liabilities consist of the following (in thousands):

	2001	2000
Gift certificates and advance customer deposits	$151	217
Litigation settlements and estimated claims	46	69
Sales taxes payable	108	145
Other accruals	354	237
Environmental liability	499	499

	$1,158	1,167

(7)    Leases

The Company’s restaurant subsidiary leases six restaurant locations and office and warehouse facilities under operating leases. One of these leases is personally guaranteed by the majority shareholder through June 2002. These leases expire at various dates through 2010 and require aggregate annual payments of approximately $923,000. Certain of the leases also contain provisions for contingent rental payments ranging from 3% to 9% of sales. During 2001, 2000 and 1999 the restaurants incurred contingent rentals of approximately $432,000, $381,000, and $339,000, respectively.

Future minimum lease payments for noncancelable operating leases as of December 31, 2001 are as follows (in thousands):

Operating leases

2002	$923
2003	931
2004	952
2005	916
2006	588
Thereafter	330

$4,640

Rent expense for operating leases including contingent rentals, common area maintenance and other charges was approximately $1,326,000, $1,451,000 and $1,568,000 for 2001, 2000 and 1999, respectively.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)    Income Taxes

The provision for income tax (expense) benefit consists of the following (in thousands):

	2001	2000	1999
Federal:
Current	$—	—	—
Deferred	—	251	(884)
State and local	(1)	(1)	(1)

Total income tax (expense) benefit	$(1)	250	(885)

The following is a reconciliation between the income tax (expense) benefit from continuing operations and income taxes calculated at the statutory Federal income tax rate. (in thousands):

	2001	2000	1999
Income tax (expense) benefit at statutory rate	$(173)	306	(48)
State income taxes	(36)	70	(11)
Tax effect of valuation allowance on deferred tax assets	209	(52)	(378)
Expiration and loss of net operating loss carryforwards	—	—	(509)
Permanent differences and other	—	74	61

Income tax (expense) benefit from continuing operations	$—	250	(885)

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carry forwards. Significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	2001	2000
Current deferred tax assets:
Unrealized losses on securities	$51	56
Allowances not currently deductible	—	43

	51	99
Valuation allowance	(41)	(88)

Net current deferred tax asset	$10	10

Non-current deferred tax assets:
Difference between book and tax bases of assets	$412	402
Contribution carryforwards	27	27
Capital loss carryforwards	—	82
Net operating loss carryforwards	7,256	8,265
General business credit carryforwards	66	66

	7,761	8,842
Valuation allowance	(7,351)	(8,432)

Net non-current deferred tax asset	$410	410

During the year ended December 31, 1999, the Company increased its valuation allowance for the deferred tax asset as management believed that the net operating losses will not be fully utilized in future years. Realization of deferred tax assets is dependent upon sufficient future income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. During 1999, the Company lost the benefit of a portion of its Federal and state net operating loss carryforwards due to reaching the expiration date of the carryforwards. During 2001, the Company reduced its valuation allowance for the deferred tax asset as management believes that more net operating losses will be utilized in future years than was originally anticipated.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has available at December 31, 2000, Federal net operating loss carryforwards and unused general business credits, which may provide future tax benefits as follows (in thousands):

Year of expiration	Unused Federal net operating loss carryforwards	Unused general business credits
2003	$—	37
2005	390
2006	3,866
2007	7,015
2008	2,967
2009	3,257	29
2010	1,117
2011	441
2012	483
2013	276
2019	921

	$20,733

The Company has net operating loss carryforwards for state income tax purposes of approximately $1,680,000, which expire from 2002 through 2004.

(9)    Stock Option Plan

The Company had a stock option plan which provided for a maximum of 500,000 shares of common stock that could be issued to employees, directors or consultants of the Company and its subsidiaries. The plan was discontinued in 2000.

(10)    Restaurant Sales

In November 2001, the Company sold a restaurant in Citrus Heights, recording gain of $752,714.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)    Commitment and Contingencies

Litigation

The Company is involved in various other claims and legal actions arising in the ordinary course of business. These claims include product liability claims, environmental matters and employment disputes. Management intends to vigorously defend these claims and believes them to be without merit.

Accrued liabilities at December 31, 2001 include approximately $46,000 for potential litigation settlements on various claims (see Note 6). In the opinion of management, any additional liabilities related to legal actions will not have a material adverse effect on the Company’s consolidated financial position.

Environmental Matters

An investigation of environmental matters related to facilities and property previously owned and leased by the Company was performed during 1991 and 1992 with certain reports indicating areas of environmental contamination or potential contamination. Management believes that certain predecessors-in-interest may bear either full or partial liability for remediation of affected areas. Certain predecessors-in-interest and governmental agencies were notified by the Company of related possible liabilities. In addition, the Company notified its insurance carriers of potential claims under its general liability and property insurance coverage from prior years.

The Company accrued the estimated minimum remediation costs of approximately $500,000 in prior years. These costs are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

All appropriate county, state and federal agencies were notified regarding contamination. To management’s knowledge, no response was made by any notified governmental agency nor were the facilities inspected by any such agency. However, the Company may, at a later date, be ordered to undertake further testing and/or remediation at the locations.

PERFORMANCE INDUSTRIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)    Related Party Transactions

During 1999, the Company loaned Performance Funding, L.L.C. $500,000. Members of Performance Funding, L.L.C. include the Chairman and President of the Company, and the Vice-President of Operations and CFO. The balance of this note at December 31, 2001 and 2000 was $250,000 with interest being paid monthly at 12%. Interest paid in 2001 and 2000 was $30,000 and $30,000 respectively. The note is due in May 2004. The loan is unsecured.

During the year the Company issued an additional 1,941,733 shares (1,217,333 shares of new common stock and 724,400 shares of reissued treasury stock) to an officer for $2,912,600. The shares were paid for as follows:

Note receivable from officer	$1,826,000
Contribution of interest in partnership to the Company	86,600
Assignment of notes due to officer by Performance Funding, LLC	1,000,000

$2,912,600

The note for $1,826,000 bears interest at 6% and is due on December 31, 2003. The notes totaling $1,000,000 bear interest at 12%, payable monthly, and are due in May 2004. Interest received on these notes in 2001 was $109,560 and $109,887 respectively.