Form 10-Q
period 2002-09-29
PERFORMANCE INDUSTRIES INC/OH/
filed 2003-02-25
CIK 724967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 01-11331

PERFORMANCE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-1334199
(State or Other Jurisdiction of No.) Incorporation or Organization)	(IRS Employer Identification

7740 E. Gelding Drive, Suite 2 Scottsdale, AZ.	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (480) 951-1705

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

At February 15, 2003, 3,992,295 shares of Registrant’s common stock were outstanding.

PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

Page
PART I FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets – September 29, 2002, October 7, 2001 and December 30, 2001	4

Consolidated Statements of Operations (Unaudited) – Three Month Period Ended September 29, 2002 and October 7, 2001	5

Consolidated Statements of Operations (Unaudited) Nine Month Period Ended September 29, 2002 and December 20, 2001	6

Consolidated Statements of Cash Flows (Unaudited) – Nine Month period Ended September 29, 2002 and October 7, 2001	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative & Qualitative Disclosures about Market Risk	8

Item 4. Controls & Procedures	8

PART II OTHER INFORMATION	8

Item 1.Legal Proceedings

Item 2.Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.

Item 7. Signatures

PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 29, 2002 and October 7, 2001

The accompanying unaudited consolidated financial statements of Performance Industries, Inc. and its subsidiaries do not include all information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. However, in the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Performance Industries as of September 29, 2002, and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 and the related notes.

PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

September 29, 2002, December 30, 2001 and October 7, 2001

	09/29/02	12/30/01	10/07/01
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	488	722	365
Investment In Trading Securities	809	173	381
Investment In Partnership	410	410	0
Accounts and Other Receivables, Less Allowance for Doubtful Accounts	459	647	228
Receivable From Sale of Business	0	939	0
Notes Receivable	123	117	205
Inventories	153	210	227
Prepaid Expenses and Other Current Assets	135	109	133
Deferred Income Taxes—Current	10	10	10

Total Current Assets	2,586	3,338	1,550
Property and Equipment	2,986	2,364	2,726
Note Receivable From Officer	1,826	1,826	0
Note Receivable From Related Party	1,250	1,250	353
Deferred Income Taxes	410	410	410
Other Assets	437	436	794

Total Assets	9,495	9,624	5,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Debt and Capital Lease Obligations	99	87	75
Accounts Payable	372	639	486
Excess of Outstanding Checks
Accrued Employment Costs	212	279	254
Accrued Expenses and Other Current Liabilities	936	1,158	944

Total Current Liabilities	1,619	2,163	1,759
Long-Term Debt and Capital Lease Obligations, Less Current Portion	723	352	357
SHAREHOLDERS’ EQUITY:
Common Stock	32,933	33,028	31,177
Accumulated Deficit	(22,952)	(23,090)	(23,670)
Unrealized Holding Loss On Securities Available For Sale	0	0	0

	9,981	9,938	7,508
Treasury Stock at Cost	(2,829)	(2,829)	(3,791)

Total Shareholders’ Equity	7,152	7,109	3,717

Total Liabilities and Shareholders’ Equity	9,495	9,624	5,833

PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Month Periods Ended

September 29, 2002 and October 7, 2001

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ending
	9/29/02	10/7/01
Revenues	$2,518	$3,640
Cost of Revenues	(2,648)	(3,622)
Selling, General and Administrative Expenses	(205)	(255)
Interest Expense	(7)	0
Other Income (expenses) Net	74	(19)
Income (loss) from Continuing Operations before Income Taxes	$(268)	$(256)
Provision for Income Taxes	0	0

Income (loss) from Continuing Operations	$(268)	$(256)
Income (loss) from Discontinued Operations	0	0

Net Income (Loss)	$(268)	$(256)
Net Income (Loss) Per Common Shares
Continuing Operations	(0.07)	(0.12)
Discontinued Operations	0.00	0.00

Net Income (Loss) Per Common Share	(0.07)	(0.12)

Average Number of Shares Outstanding	4,005,945	2,181,050

PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED INCOME STATEMENT

Nine Months Ended September 29, 2002 and October 7, 2001

	09/29/02	10/07/01
Revenues:
Operating income	11,050	13,740
Gain on securities
Interest income	214	25
Bad debt recovery, net
Other income, net	37	11

	11,301	13,776

Administrative and Other Expense
Cost of revenues	10,431	12,880
Selling, general, and administrative expenses	672	995
Interest expense	39	0
Losses on trading securities	21	(272)

	11,163	13,603

Income (loss) from operations before income taxes	138	173
Income tax (expense) benefit	0	0

Income (loss) from operations	138	173

Other losses from available-for-sale securities

Net income (loss)	138	173

Income (loss) per common share:
From operations	0.03	0.08

Net income (loss)	0.03	0.08

Shares outstanding	4,005,945	2,181,050

PERFORMANCE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 29, 2002 and October 7, 2001

	09/29/02	10/07/01
Cash flows from operating activities:
Net income (loss)	138	173
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	395	505
Decrease (increase) in trading securities	(636)	222
Gain on sale of property and equipment	0	0
(Recovery) bad debt expense	2	3
Deferred income taxes	0	0
Changes in assets and liabilities
Accounts receivable	186	98
Inventories	58	51
Prepaid expenses and other current assets	(26)	64
Other assets	(1)	0
Accounts payable	(267)	(117)
Excess of outstanding checks	0	(180)
Accrued employment costs	(67)	63
Other current liabilities, net	(222)	(223)

Net cash provided (used) by operating activities	(441)	659

Cash flows from investing activities:
(Increase) decrease in receivables from sale of business	939	0
Investment in partnership	0	0
(Increase) in note receivable from related party	0	(103)
(Increase) decrease in note receivable	(6)	101
Purchase of property and equipment	(1,017)	(240)
Net proceeds from sale of property and equipment	0	0

Net cash provided (used) by investing activities	(83)	(242)

Cash flows from financing activities:
Proceeds from borrowings	504	0
Repayments of borrowings	(120)	(61)
Treasury stock issued (purchased)	(95)	(25)
Common stock issued	0	0

Net cash provided (used) by investing activities	289	(86)

Net increase (decrease) in cash and cash equivalents	(235)	331
Cash and cash equivalents, beginning of year	722	34
Cash and cash equivalents, period end	488	365

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues were down $900,000 for the three months ending September 2002 versus September 2001. Revenues were down $2,700,000 for the nine months ending September 2002 versus September 2001.

These declines were the result of the sale of the Citrus Heights store in November 2001. The Company also sold its Burlingame store in July 2002. The loss of sales for this store was partially offset by the sales of our new store in Superstition Springs, which opened in June 2002.

The net loss for the three months ending 2002 was $268,000 versus a net loss of $256,000 for the same period in 2001. This can be attributed to the reduced revenues for 2002 versus 2001.

The same explanation, reduced revenues, explains the reduction in net income from $173,000 to $138,000 for the nine months ending 2002.

Liquidity and Capital Resources

The Company has sufficient cash reserves to meet operational needs for the upcoming year. Management believes, but there can be no assurance, that it will be able to finance any future expansion through cash flow, loans or leases of equipment.

ITEM 3. QUANTITATION AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests between 25% and 35% of its excess cash in stock option covered calls. However, the Company does not believe that this investment technique is subject to material market risks due to the lack of significant risk associated with stock option covered calls.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s President & Chairman of the Board, Joe Hrudka, and Chief Financial Officer, Edmund Fochtman, Jr. have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others responsible for reporting such material information within the Company.

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
Allen L. Haire Director

Certification Pursuant to 18.U.S.C. Section 1350,

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Performance Industries, Inc. (“the Company”) on Form 10-Q for the period ending September 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned, being the Chairman of the Board and the Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

PERFORMANCE INDUSTRIES, INC.

Dated:	February 21 , 2003	/s/ Joe Hrudka
Joe Hrudka
Chairman of the Board
(Principal Executive Officer)

/s/ Ed Fochtman
Ed Fochtman Chief Financial Officer (Principal Accounting Officer)

This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained in that statue, and not for any other purpose.

CERTIFICATIONS

Certifications Pursuant to 17 CFR Section 240.13a-14

I, Joe Hrudka, Chairman of the Board and President of Performance Industries, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Performance Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Joe Hrudka
JOE HRUDKA Chairman of the Board and President (Principal Executive Officer)

I, Edmund L. Fochtman, Jr., Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Performance Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Edmund L. Fochtman, Jr.
EDMUND L. FOCHTMAN, JR. Chief Financial Officer (Principal Financial Officer)